Form 10-Q
period 2008-01-31
HL VENTURES INC.
filed 2008-03-17
CIK 1410253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

                        Commission file number 333-145897


                                HL VENTURES INC.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                      Office 404 - 4th Floor, Albany House
                              324-326 Regent Street
                         London, United Kingdom W1B 3HH
          (Address of principal executive offices, including zip code.)

                                  702-993-6122
                     (Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,200,000 shares as of January 31, 2008

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended January 31, 2008 immediately follow.

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                       As of                  As of
                                                                  January 31, 2008        July 31, 2007
                                                                  ----------------        -------------
                                                                    (Undaudited)
                                  ASSETS

CURRENT ASSETS
  Cash                                                                $    749              $  8,000
  Cash in Trust                                                         64,000                    --
                                                                      --------              --------
TOTAL CURRENT ASSETS                                                    64,749                 8,000
                                                                      --------              --------

      TOTAL ASSETS                                                    $ 64,749              $  8,000
                                                                      ========              ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                    $     --              $    590
                                                                      --------              --------
TOTAL CURRENT LIABILITIES                                                   --                   590

      TOTAL LIABILITIES                                                     --                   590

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 3,200,000 and 3,000,000 shares issued and
   outstanding as of January 31, 2008 and July 31, 2007)                 6,200                 3,000
  Additional paid-in capital                                            72,800                12,000
  Deficit accumulated during development stage                         (14,251)               (7,590)
                                                                      --------              --------
TOTAL STOCKHOLDERS' EQUITY                                              64,749                 7,410
                                                                      --------              --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $ 64,749              $  8,000
                                                                      ========              ========


    The accompanying note are an integral part of these financial statements

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                             Statement of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                      May 21, 2007
                                       Three Months             Six Months             (inception)
                                          Ended                   Ended                  through
                                     January 31, 2008        January 31, 2008        January 31, 2008
                                     ----------------        ----------------        ----------------
REVENUES
  Revenues                              $       --              $       --              $       --
                                        ----------              ----------              ----------
TOTAL REVENUES                                  --                      --                      --

OPERATIONG EXPENSES
  Professional Fees                          2,500                   4,000                   4,000
  Property Expenditures                         --                     750                   7,750
  Office and Administration                    151                   1,911                   2,501
                                        ----------              ----------              ----------
TOTAL OPERATING EXPENSES                    (2,651)                 (6,661)                (14,251)
                                        ----------              ----------              ----------

NET INCOME (LOSS)                       $   (2,651)             $   (6,661)             $  (14,251)
                                        ==========              ==========              ==========

BASIC EARNINGS PER SHARE                $    (0.00)             $    (0.00)
                                        ==========              ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               3,000,000               3,000,000
                                        ==========              ==========


    The accompanying note are an integral part of these financial statements

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
                                  (Undaudited)
--------------------------------------------------------------------------------

                                                                                             May 21, 2007
                                                                         Six Months           (inception)
                                                                           Ended                through
                                                                      January 31, 2008      January 31, 2008
                                                                      ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                       $ (6,661)             $(14,251)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
     (Increase) decrease in Cash in Trust                                  (64,000)              (64,000)
     Increase (decrease) in Accounts Payable                                  (590)                   --
                                                                          --------              --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              (71,251)              (78,251)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   --                    --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                    64,000                79,000
                                                                          --------              --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               64,000                79,000
                                                                          --------              --------

NET INCREASE (DECREASE) IN CASH                                             (7,251)                  749

CASH AT BEGINNING OF PERIOD                                                  8,000                    --
                                                                          --------              --------

CASH AT END OF PERIOD                                                     $    749              $    749
                                                                          ========              ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                                $     --              $     --
                                                                          ========              ========
  Income Taxes                                                            $     --              $     --
                                                                          ========              ========


    The accompanying note are an integral part of these financial statements

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2008


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

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2008


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

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2008


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

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2008


NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from May 21, 2007 (inception) to January 31, 2008 and generated a net loss of $14,251. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash and cash in trust of $64,749 is sufficient to cover the expenses they will incur during the next twelve months.

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

NOTE 6. CASH IN TRUST

Deniz Hassan collected all funds from the Company's investors and held the funds in trust until the offering was completed and has subsequently deposited the funds in the Company's bank account.

NOTE 7. INCOME TAXES

                                                          As of January 31, 2008
                                                          ----------------------
     Deferred tax assets:
     Net operating tax carryforwards                            $ 14,251
     Other                                                             0
                                                                --------
     Gross deferred tax assets                                     4,845
     Valuation allowance                                          (4,845)
                                                                --------

     Net deferred tax assets                                    $      0
                                                                ========

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2008


NOTE 7. INCOME TAXES (CONTINUED)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8. NET OPERATING LOSSES

As of January 31, 2008, the Company has a net operating loss carryforward of approximately $14,251. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 9. STOCK TRANSACTIONS

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

On January 30, 2008 the Company issued a total of 3,200,000 shares of common stock to twenty six unrelated investors for cash at $0.02 per share for a total of $64,000.

As of January 31, 2008 the Company had 6,200,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of January 31, 2008:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 6,200,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing and actual results may differ materially from historical results or our predictions of future results.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $2,651 for the three months ended January 31, 2007. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (May 21, 2007) through January 31, 2008 was $14,251.

We have sold $72,000 in equity securities and issued $7,000 in common stock in exchange for mineral property expenses paid by our officer on our behalf.

The following table provides selected financial data about our company for the quarter ended January 31, 2008.

                    Balance Sheet Data:              1/31/08
                    -------------------              -------

                    Cash                             $   749
                    Total assets                     $64,749
                    Total liabilities                $     0
                    Shareholders' equity             $64,749

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at January 31, 2008 was $749. Our cash in trust balance was $64,000. In order to achieve our exploration program goals, we needed the funding from the offering of registered shares pursuant to our Registration Statement filed on Form SB-2 which became effective on September 18, 2007. The offering was completed on January 30, 2008, at which time the funds held in trust became available for our use in implementing our business plan and were transferred to our operating account subsequent to January 31, 2008. If we experience a shortage of funds prior to generating revenue we may utilize funds from our director, who has informally agreed to advance funds, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us. We are an exploration stage company and have generated no revenue to date.

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

Our plan of operation for the twelve months is to complete the three phases of the exploration program. In addition to the $57,000 we anticipate spending for the exploration program as outlined below, we anticipate spending an additional $7,000 on professional fees and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $64,000.

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
                                                                       =======

Each phase following phase 1 is contingent upon favorable results from the previous phase. We plan to commence Phase 1 of the exploration program on the claims in late spring 2008. We expect this phase to take four weeks to complete.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing:

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

*Document is incorporated by reference and can be found in its entirety in our Registration Statement on Form SB-2, SEC File Number 333-145897, at the Securities and Exchange Commission website at www.sec.gov.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2008           HL Ventures Inc.


                             /s/ Deniz Hassan
                             ---------------------------------------------------
                         By: Deniz Hassan
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Director)