Form 10-Q
period 2008-04-30
HL VENTURES INC.
filed 2008-06-12
CIK 1410253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,200,000 shares as of April 30, 2008

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended April 30, 2008 immediately follow.

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   April 30,          July 31,
                                                                     2008               2007
                                                                   --------           --------
                                                                 (Undaudited)
                                  ASSETS

CURRENT ASSETS
  Cash                                                             $ 56,776           $  8,000
  Deposits                                                            4,250                 --
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 61,026              8,000
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 61,026           $  8,000
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $     --           $    590
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                                --                590

      TOTAL LIABILITIES                                                  --                590

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 6,200,000 and 3,000,000 shares issued and
   outstanding as of April 30, 2008 and July 31, 2007)                6,200              3,000
  Additional paid-in capital                                         72,800             12,000
  Deficit accumulated during development stage                      (17,974)            (7,590)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           61,026              7,410
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 61,026           $  8,000
                                                                   ========           ========


    The accompanying note are an integral part of these financial statements

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                             Statement of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                              May 21, 2007
                                    Three Months          Nine Months          (inception)
                                       Ended                Ended                through
                                      April 30,            April 30,            April 30,
                                        2008                 2008                 2008
                                     ----------           ----------           ----------
REVENUES
  Revenues                           $       --           $       --           $       --
                                     ----------           ----------           ----------
TOTAL REVENUES                               --                   --                   --

OPERATIONG EXPENSES
  Professional Fees                       3,000                7,000                7,000
  Property Expenditures                      --                  750                7,750
  Office and Administration                 723                2,634                3,224
                                     ----------           ----------           ----------
TOTAL OPERATING EXPENSES                 (3,723)             (10,384)             (17,974)
                                     ----------           ----------           ----------

NET INCOME (LOSS)                    $   (3,723)          $  (10,384)          $  (17,974)
                                     ==========           ==========           ==========

BASIC EARNINGS PER SHARE             $    (0.00)          $    (0.00)
                                     ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING            6,200,000            4,074,453
                                     ==========           ==========


    The accompanying note are an integral part of these financial statements

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
                                  (Undaudited)
--------------------------------------------------------------------------------

                                                                                        May 21, 2007
                                                                      Nine Months        (inception)
                                                                        Ended              through
                                                                       April 30,          April 30,
                                                                         2008               2008
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(10,384)          $(17,974)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Deposits                                      (4,250)            (4,250)
    Increase (decrease) in Accounts Payable                                (590)                --
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (15,224)           (22,224)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                 64,000             79,000
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            64,000             79,000
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                          48,776             56,776

CASH AT BEGINNING OF PERIOD                                               8,000                 --
                                                                       --------           --------

CASH AT END OF PERIOD                                                  $ 56,776           $ 56,776
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                             $     --           $     --
                                                                       ========           ========
  Income Taxes                                                         $     --           $     --
                                                                       ========           ========


    The accompanying note are an integral part of these financial statements

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2008


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

HL Ventures Inc. (the Company) was incorporated under the laws of the State of Nevada on May 21, 2007. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization, development of its business plan and has commenced initial exploration activities.

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

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2008


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

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2008


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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from May 21, 2007 (inception) to April 30, 2008 and generated a net loss of $17,974. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $56,776 is sufficient to cover the expenses they will incur during the next twelve months.

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

NOTE 6. INCOME TAXES

                                                            As of April 30, 2008
                                                            --------------------
     Deferred tax assets:
     Net operating tax carryforwards                              $ 17,974
     Other                                                               0
                                                                  --------
     Gross deferred tax assets                                       6,111
     Valuation allowance                                            (6,111)
                                                                  --------

     Net deferred tax assets                                      $      0
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

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2008


NOTE 8. NET OPERATING LOSSES

As of April 30, 2008, the Company has a net operating loss carryforward of approximately $17,974. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of April 30, 2008 the Company had 6,200,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of April 30, 2008:

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

We incurred operating expenses of $3,723 for the three months ended April 30, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (May 21, 2007) through April 30, 2008 was $17,974.

We have sold $72,000 in equity securities and issued $7,000 in common stock in exchange for mineral property expenses paid by our officer on our behalf.

The following table provides selected financial data about our company for the quarter ended April 30, 2008.

                     Balance Sheet Data:           4/30/08
                     -------------------           -------

                     Cash                          $56,776
                     Total assets                  $61,026
                     Total liabilities             $     0
                     Shareholders' equity          $61,026

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at April 30, 2008 was $56,776. We have paid a deposit of $4,250 to the consulting geologist for exploration work. In order to achieve our exploration program goals, we needed the funding from the offering of registered shares pursuant to our Registration Statement filed on Form SB-2 which became effective on September 18, 2007. The offering was completed on January 30, 2008. If we experience a shortage of funds prior to generating revenue we may utilize funds from our director, who has informally agreed to advance funds, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us. We are an exploration stage company and have generated no revenue to date.

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

Our plan of operation for the twelve months is to complete the three phases of the exploration program. In addition to the $57,000 we anticipate spending for the exploration program as outlined below, we anticipate spending an additional $4,000 on professional fees and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $61,000.

The following work program has been recommended by the consulting geologist who prepared the geology report.

PHASE 1

Detailed prospecting, mapping and soil geochemistry.
The program is expected to take four weeks to complete
including the turn-around time on sample analyses. The
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

Each phase following phase 1 is contingent upon favorable results from the previous phase. We have given the consulting geologist the okay to commence Phase 1 of the exploration program and have paid him a deposit of $4,250. He has completed the onsite work, sent the samples to the assay lab and is waiting for the results at which time he will prepare his report for us.

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

We anticipate commencing the second phase of our exploration program in late summer 2008 and phase 3 in early fall 2008. We have a verbal agreement with James McLeod, the consulting geologist who prepared the geology report on our claims, to retain his services for our exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

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

June 9, 2008             HL Ventures Inc.


                             /s/ Deniz Hassan
                             ---------------------------------------------------
                         By: Deniz Hassan
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)