Form 10-K
period 2008-07-31
HL VENTURES INC.
filed 2008-10-22
CIK 1410253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2008

                        Commission file number 333-145897


                                HL VENTURES INC.
             (Exact Name of Registrant as Specified in its Charter)

           Nevada                                                 20-0215404
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                      Office 404 - 4th Floor, Albany House
                             324-326 Regent Street
                         London, United Kingdom W1B 3HH
              (Address of Principal Executive Offices & Zip Code)

                                  702-993-6122
                               (Telephone Number)

                         Deniz Hassan, HL Ventures Inc.
                         c/o Resident Agents of Nevada
                         711 S. Carson Street, Suite 4
                             Carson City, NV 89701
                                 (775)882-4641
                    (Name and Address of Agent for Service)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of October 22, 2008, the registrant had 6,200,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                                HL VENTURES INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.   Business                                                          3
Item 1A.  Risk Factors                                                     14
Item 2.   Properties                                                       16
Item 3.   Legal Proceedings                                                16
Item 4.   Submission of Matters to a Vote of Securities Holders            16

                                     Part II

Item 5.   Market for Common Equity and Related Stockholder Matters         17
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        18
Item 8.   Financial Statements                                             21
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                         32
Item 9A.  Controls and Procedures                                          32

                                    Part III

Item 10.  Directors and Executive Officers                                 33
Item 11.  Executive Compensation                                           35
Item 12.  Security Ownership of Certain Beneficial Owners and Management   36
Item 13.  Certain Relationships and Related Transactions                   36
Item 14.  Principal Accounting Fees and Services                           36

                                     Part IV

Item 15.  Exhibits                                                         37

Signatures                                                                 37

                                     PART I

ITEM 1. BUSINESS

SUMMARY

HL Ventures Inc. was incorporated in the State of Nevada on May 21, 2007 to engage in the acquisition, exploration and development of natural resource properties. We intend to use the net proceeds from this offering to develop our business operations. We are an exploration stage company with no revenues and a limited operating history. The principal executive offices are located at Office 404 - 4th Floor, Albany House, 324-326 Regent Street, London W1B 3HH, United Kingdom. The U.S. telephone and fax number is (702)993-6122.

We have sold $72,000 in equity securities and issued $7,000 in common stock in exchange for mineral property expenses paid by our officer on our behalf. From inception until the date of this filing we have had limited operating activities. Our financial statements from inception (May 21, 2007) through the year ended July 31, 2008 report no revenues and a net loss of $21,435. Our independent auditor has issued an audit opinion for HL Ventures Inc. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our mineral claims were staked and we hired a professional geologist to prepare a geological report. The consulting geologist has completed Phase 1 of the exploration program and provided us with his report. Management is currently reviewing the report to determine if we are going to proceed with further exploration as the results were not very promising. Our property, known as the Luk 1-4 Mineral Claims, Esmeralda County, Nevada, may not contain any reserves and funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds to bring our claims to production.

Our stock is listed on the OTC Bulletin Board under the symbol HLVN but there has been no active trading market to date.

We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share with 6,200,000 common shares issued and outstanding as of July 31, 2008. Cash provided by financing activities for the period from inception (May 21, 2007) through July 31, 2008 was $72,000 consisting of 1,600,000 shares of common stock that were issued to our director, Mr. Hassan, in exchange for $8,000 US, or $.005 per share and 3,200,000 shares of common stock that were issued to twenty six investors for $64,000 or $0.02 per share pursuant to our Registration Statement on Form SB-2. An additional 1,400,000 shares were issued to Mr. Hassan in exchange for $7,000 in mineral property costs that he paid on behalf of the company.

GLOSSARY

     Aeromagnetic survey - a magnetic survey conducted from the air normally using a helicopter or fixed-wing aircraft to carry the detection instrument and the recorder.

     Alluvial - unconsolidated sediments that are carried and hence deposited by a stream or river. In the southwest USA most in filled valleys often between mountain ranges were deposited with alluvium.

     Andesitic to basaltic composition - a range of rock descriptions using the chemical make-up or mineral norms of the same.

     Aphanitic - fine grained crystalline texture.

     Blind-basin - a basin practically closed off by enveloping rock exposures making the central portion of unconsolidated alluvial basin isolated.

     Colluvium - loose, unconsolidated material usually derived by gravitational means, such as falling from a cliff or scarp-face and often due to a sort of benign erosion such as heating and cooling in a desert environment.

     Desert wash - out-wash in dry (desert) or arid areas of colluvium or alluvial material accumulated on the sides of valleys or basin channels by often irregular and violent water flow, i.e. flash floods.

     Elongate basin - a longer than wide depression that could be favorable to in-filling by material from adjacent eroding mountains.

     Formation - the fundamental unit of similar rock assemblages used in stratigraphy.

     Intermontane belt - between mountains (ranges), a usually longer than wide depression occurring between enclosing mountain ranges that supply the erosional material to infill the basin.

     Lode mineral claim (Nevada) - with a maximum area contained within 1500' long by 600' wide = 20.66 acres.

     Nuees Ardante or Ladu - an extremely hot, gaseous, somewhat horizontally ejected lava, often from near the summit that accentuates the downward flow or "glowing avalanche" because of its mobility.

     Overburden or Drift Cover - any loose material which overlies bedrock.

     Plagioclase feldspar - a specific range of chemical composition of common or abundant rock forming silicate minerals.

     Playa - the lowest part of an intermontane basin which is frequently flooded by run-off from the adjacent highlands or by local rainfall.

     Plutonic, igneous or intrusive rock - usually a medium to coarser grain sized crystalline rock that generally is derived from a sub-surface magma and then consolidated, such as in dykes, plugs, stocks or batholiths, from smallest to largest.

     Porphyritic in augite pyroxene - Large porphyroblasts or crystals of a specific rock-forming mineral, i.e. augite occurring within a matrix of finer grained rock-forming minerals.

     Quarternary - the youngest period of the Cenozoic era.

     Snow equivalent - Approximately 1" of precipitation (rain) = 1' snow.

     Syenite - Coarse grained, alkalic, low in quartz intrusive rock.

     Trachyte - fine grained or glassy equivalent of a syenite.

     Tuffaceous - a lithified sedimentary rock composed mainly of volcaniclastic airfall or flow particles.

     Volcaniclastic - Angular to rounded particles of a wide range of size within (a welded) finer grain-sized matrix of volcanic origin.

GENERAL INFORMATION

The Luk 1-4 Claims consist of four contiguous, located, lode mineral claims comprising a total of 82.64 acres. HL Ventures Inc., a Nevada, U.S.A. company is the beneficial owner of the mineral claims.

The mineral claim area is seen to be underlain by some Pre-Cambrian and Lower Cambrian aged carbonate and other sedimentary rock units. While nearby or adjacent Tertiary aged volcanic and sedimentary rock units are widespread about the claim group. Unconsolidated desert wash, colluvium, alluvial and playa deposits all of Tertiary to Quaternary age are seen to occur to the southeast of the mineral claims.

The underlying rock units on the mineral claims exhibit an aeromagnetic pattern that could indicate a response to a young, tuffaceous volcaniclastic member. Some of the Luk property is drift or overburden covered and offers exploration potential. The author feels that the potential exists for movement of mineralizing fluids to have impregnated the older rock units. These fluids could emanate from deeper sources related to intrusive activity and travel along structurally prepared conduits in the underlying bedrock.

The mineral claim is favorably situated and may require geophysical surveys to determine in more detail its potential following the initial prospecting, mapping and reconnaissance soil geochemistry program. An exploratory drilling program could follow the Phase 1 - 3 surveys and be contingent upon positive results being obtained from the previous fieldwork.

The object of our initial exploration undertaking is to assess areas that may require more detailed investigations to assist in determining their economic significance.

The Luk property lies in the west central area of the State of Nevada southwest of the Town of Goldfield. The mineral claims are motor vehicle accessible from US Highway 95 by traveling south of the Town of Goldfield for 15 miles to the Highway 266 (Lida Junction) and then traveling west-southwest for 5.5 miles to a northerly trending gravel road that is taken for 1.2 miles to the property.

There is not a plant or any equipment currently located on the property. The initial exploration phase has been supported by generators. The towns of Tonopah and Beatty to the north and south of the US Hwy 95 - Hwy 166 junction, respectively offer a larger choice of the essentials required to carry-out exploration work in the mineral claim area. Larger or specialized equipment can be acquired in the City of Las Vegas lying 180 miles by paved road (Highway 95) to the south.

A three-phase exploration program to evaluate the area is considered appropriate and is recommended by the consulting geologist in his report. Phase 1 of the work program consisted of detailed prospecting, mapping and soil geochemistry. Contingent upon favorable results from Phase 1, Phase 2 work would consist of magnetometer and VLF electromagnetic, grid controlled surveys over the areas of interest determined by the Phase 1 survey. Contingent upon the results of Phases 1 and 2, Phase 3 would consist of an induced polarization survey over grid controlled anomalous areas of interest outlined by Phase 1&2 fieldwork. Hoe or bulldozer trenching, mapping and sampling of bedrock anomalies would also be carried out.

The total cost of the proposed program is $57,000. The initial phase of exploration work is expected to cost $8,500, $8,500 for the contingent second phase and $40,000 for the third phase. The consulting geologist has completed Phase 1 of the exploration program and provided us with his report. Management is currently reviewing the report to determine if we are going to proceed with further exploration as the results from Phase 1 were not very promising.

The discussions contained herein are management's estimates based on information provided by James McLeod, the consulting geologist who prepared the geology report. Because we have only recently commenced our exploration program we cannot provide a more detailed discussion of our plans if we find a viable store of minerals on our property, as there is no guarantee that exploitable mineralization will be found, the quantity or type of minerals if they are found and the extraction process that will be required. We are also unable to assure you we will be able to raise the additional funding to proceed with any subsequent work on the claims if mineralization is found.

ACQUISITION OF THE MINERAL CLAIMS

The Luk 1-4 Mineral Claims were staked on behalf of the company and are recorded in the name of the company. The claims are in good standing to September 1, 2009.

REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

The title for the claims is in good standing until September 2009. Each year during the first week in August a filing is to be made by the Company to the County and Bureau of Land Management that we intend to retain the claims and to continue performing exploration work on them. Such work will be reported and filed at the appropriate time.

LOCATION, ACCESS, CLIMATE, LOCAL RESOURCES & INFRASTRUCTURE

The Luk property lies in the west central area of the State of Nevada southwest of the Town of Goldfield. The mineral claims are motor vehicle accessible from US Highway 95 by traveling south of the Town of Goldfield for 15 miles to the Highway 266 (Lida Junction) and then traveling west-southwest for 5.5 miles to a northerly trending gravel road that is taken for 1.2 miles to the property.

The area experiences about 4" - 8" of precipitation annually of which about 20% may occur in a cold year as a snow equivalent. This amount of precipitation suggests a climatic classification of arid to semi-arid. The summers can experience hot weather, middle 60's to 70's F(degree) average with high spells of 100+F(degree) while the winters are generally more severe than the dry belt to the west and can last from December through February. Temperatures experienced during mid-winter average, for the month of January, from the high 20's to the low 40's F(degree) with low spells down to -20 F(degree).

The Town of Goldfield offers some of the necessary infrastructure required to base and carry-out an exploration program (limited accommodations, communications, some equipment and supplies). The towns of Tonopah and Beatty to the north and south of the US Hwy 95 - Hwy 166 junction, respectively offer a larger choice of the essentials required to carry-out exploration work in the mineral claim area. Larger or specialized equipment can be acquired in the City of Las Vegas lying 180 miles by paved road (Highway 95) to the south.

The physiography of the Luk property is gentle, sloping terrain occurring on the southeastern slope of Mount Jackson Ridge. Much of this area with many broad open valleys hosts sagebrush, juniper and pinon, Joshua trees and cacti, such as the prickly pear growing as far north as Goldfield, NV.

The claim area ranges in elevation from 4,820' - 5,100' mean sea level. The physiographic setting of the property can be described as open desert in the valleys within a mosaic of rounded mountains in an interior plateau setting. The area has been surficially altered both by some fluvial and more wind erosion and some depositional (drift cover) effects of in-filling and in situ or residual erosion. Thickness of drift cover in some valleys may vary considerably, but in the proximity of the Luk property it is not thought to be very deep. Surface water occurrences are rare, springs are sparse and subsurface aquifers are accessed when needed by drilling wells where allowed.

                      [MAP SHOWING THE PROPERTY LOCATION]

                        [MAP SHOWING THE CLAIM LOCATION]

HISTORY

The recorded mining history of the general area dates from the 1860's when prospectors passed through heading north and west. The many significant lode gold, silver and other mineral product deposits developed in the area was that of the Goldfield Camp, 1905; Coaldale, coal field, 1913; Divide Silver Mining District, 1921 and the Candalaria silver-gold mine which operated as an underground lode gold deposit in 1922 and again in the 1990's as an open cut, cyanide heap leach operation.

The mineral claims lie within a local area seen to contain gold and silver prospects. Although the author is unaware of any such mineral occurrences actually known to occur on the mineral claims it is thought to be a good area in which to conduct a mineral exploration program.

GEOLOGICAL SETTING

REGIONAL GEOLOGY

The regional geology of Nevada is depicted as being underlain by all types of rock units. These appear to range from oldest to youngest in an east to west direction, respectively. Many of the oldest units are found to occur in the southeast corner of the State along the Colorado River. The bedrock units exhibit a north-south fabric of alternating east-west ranges and valleys. This feature may suggest E-W compression that may have expression as low angle thrust faults. Various types of faulting are recognized in many areas of Nevada and it often plays a larger part in the emplacement of mineral occurrences and ore bodies.

LOCAL GEOLOGY

The local geology about the Luk property which is situated 18 airmiles due south of Goldfield, NV reveals a NW-SE trending, elongate assemblage of old (middle Cambrian aged) carbonate rock units. They are seen to lie in relatively close proximity to a number of young (Tertiary aged) volcanic, sedimentary and unconsolidated material occurrences. Throughout this local area are a number of fault evident that could have prepared the ground for mineralizing fluids to have entered the underlying rock units.

PROPERTY GEOLOGY

The geology of the Luk mineral claims can be described as being underlain by old, upper-middle Cambrian aged limestone. The larger surrounding area of rock exposure and known mineral occurrences exhibits a good geological setting and is considered an excellent target area in which to conduct mineral exploration. The outcrops partially surrounding or flanking the alluvial covered valley underlying the mineral claim area suggests mineral occurrences or structurally prepared bedrock could be sought after in those areas.

                       [MAP SHOWING THE REGIONAL GEOLOGY]

                   [LEGEND GRAPHIC FOR REGIONAL GEOLOGY MAP]

MINERALIZATION

By far the largest production in the County comes from vein-type of gold and silver occurrences in quartz fissure in either pre-Tertiary volcanic or Tertiary volcanic host rocks.

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claims. Readily available commodities markets exist in the U.S. and around the world for the sale of gold, silver and other minerals. Therefore, we will likely be able to sell any minerals that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. We have not yet attempted to locate or negotiate with any suppliers of products, equipment or services and will not do so until funds are received from this offering. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

Our exploration programs in Nevada are subject to state and federal regulations regarding environmental considerations. All operations involving the exploration for the production of minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of streams and fresh water sources, odor, noise, dust and other environmental protection controls adopted by federal, state and local governmental authorities as well as the rights of adjoining property owners. We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. All requirements imposed by any such authorities may be costly, time consuming and may delay commencement or continuation of exploration or production operations. Future legislation may significantly emphasize the protection of the environment, and, as a consequence, our activities may be more closely regulated to further the cause of environmental protection. Such legislation, as well as further interpretation of existing laws in the United States, may require substantial increases in equipment and operating costs and delays, interruptions, or a termination of operations, the extent of which cannot be predicted. Environmental problems known to exist at this time in the United States may not be in compliance with regulations that may come into existence in the future. This may have a substantial impact upon the capital expenditures required of us in order to deal with such problem and could substantially reduce earnings.

The regulatory bodies that directly regulate our activities are the Bureau of Land Management (Federal) and the Nevada Department of Environmental Protection (State).

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our officer, Deniz Hassan who currently devotes 4-5 hours per week to company matters, he will devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

BECAUSE OUR CONTINUATION AS A GOING CONCERN IS IN DOUBT, WE WILL BE FORCED TO CEASE BUSINESS OPERATIONS UNLESS WE CAN GENERATE PROFIT IN THE FUTURE.

The report of our independent accountant to our audited financial statements for the year ended July 31, 2008 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we have no source of revenue and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

BECAUSE WE HAVE RECENTLY COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We only recently commenced exploration on the Luk 1-4 claims. We were incorporated on May 21, 2007 and to date have been involved primarily in organizational activities and the acquisition of the claims. We have not earned any revenues.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

OUR MINERAL EXPLORATION EFFORTS MAY BE UNSUCCESSFUL RESULTING IN ANY FUNDS SPENT ON EXPLORATION BEING LOST.

No known bodies of commercial ore or economic deposits have been established on our properties. Even in the event commercial quantities of minerals are discovered, the exploration property might not be brought into a state of commercial production. Finding mineral deposits is dependent on a number of factors, including the technical skill of exploration personnel involved. The commercial viability of a mineral deposit once discovered is also dependent on a number of factors, some of which are particular attributes of the deposit, such as size, grade and proximity to infrastructure, as well as metal prices.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES, WHICH COULD HURT OUR FINANCIAL POSITION AND POSSIBLY RESULT IN THE FAILURE OF OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

EVEN IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON THE LUK 1-4 CLAIMS, WE MAY NOT BE ABLE TO SUCCESSFULLY COMMENCE COMMERCIAL PRODUCTION.

The Luk 1-4 claims do not contain any known bodies of mineralization. If our exploration programs are successful in establishing gold and silver of commercial tonnage and grade, we will require additional funds in order to place the Luk 1-4 claims into commercial production. We may not be able to obtain such financing.

GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES MAY INCREASE COSTS AND OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

Laws and regulations govern the exploration, development, mining, production, importing and exporting of minerals; taxes; labor standards; occupational health; waste disposal; protection of the environment; mine safety; toxic substances; and other matters. In many cases, licenses and permits are required to conduct mining operations. Amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation thereof could have a substantial adverse impact on the Company. Applicable laws and regulations will require the Company to make certain capital and operating expenditures to initiate new operations. Under certain circumstances, the Company may be required to stop its exploration activities once it is started until a particular problem is remedied or to undertake other remedial actions.

BECAUSE OUR DIRECTORS HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our director and sole officer, Mr. Hassan, intends to devote approximately 10% of his business time (4-5 hours per week) providing his services to us and our other director Mr. Lee devotes approximately 2% of his business time (1-2 hours per week). While our directors presently possess adequate time to attend to our interests, it is possible that the demands on our directors from their other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business.

ITEM 2. PROPERTIES

We do not currently own any property. The office facilities at Office 404 - 4th Floor, Albany House, 324-326 Regent Street, London W1B 3HH, United Kingdom are provided to us on a rent free basis by the directors of the company. The facilities include telephone, fax, a reception area and office and meeting facilities. Management believes the current premises are sufficient for its needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended July 31, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On April 23, 2008 our common stock was listing for trading on the Over the Counter Bulletin Board under the symbol HLVN. There has been no trading of our securities, and, therefore, no high and low bid pricing.

As of the date of this report we have 27 shareholders of record. We have paid no cash dividends and have no outstanding options. We have no securities authorized for issuance under equity compensation plans.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. The shares offered by this prospectus constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     - contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

     - contains a toll-free telephone number for inquiries on disciplinary actions;

     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     - contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;

     - the compensation of the broker-dealer and its salesperson in the transaction;

     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us as described in the "Risk Factors" section and elsewhere in this report.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $13,845 for the three months ended July 31, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (May 21, 2007) through July 31, 2008 was $21,435.

We have sold $72,000 in equity securities and issued $7,000 in common stock in exchange for mineral property expenses paid by our officer on our behalf.

The following table provides selected financial data about our company for the quarter ended July 31, 2008.

                     Balance Sheet Data:           7/31/08
                     -------------------           -------

                     Cash                          $53,315
                     Total assets                  $57,565
                     Total liabilities             $     0
                     Shareholders' equity          $57,565

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at July 31, 2008 was $53,315. We have paid a deposit of $4,250 to the consulting geologist for exploration work. In order to achieve our exploration program goals, we needed the funding from the offering of registered shares pursuant to our Registration Statement filed on Form SB-2 which became effective on September 18, 2007. The offering was completed on January 30, 2008. If we experience a shortage of funds prior to generating revenue we may utilize funds from our director, who has informally agreed to advance funds, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us. We are an exploration stage company and have generated no revenue to date.

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

If we decide to proceed with further exploration, our plan of operation for the twelve months is to complete the next two phases of the exploration program. In addition to the remaining $52,750 we anticipate spending for the exploration program as outlined below, we anticipate spending an additional $4,000 on professional fees and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $57,000.

The following work program has been recommended by the consulting geologist who prepared the geology report.

PHASE 1 (COMPLETED)
Detailed prospecting, mapping and soil geochemistry.
The program is expected to take four weeks to complete
including the turn-around time on sample analyses. The
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

Each phase following phase 1 is contingent upon favorable results from the previous phase. The consulting geologist has completed Phase 1 of the exploration program and provided us with his report. Management is currently reviewing the report to determine if we are going to proceed with further exploration as the results were not very promising.

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

If we decide to proceed with exploration we anticipate commencing the second phase of our exploration program in spring 2009 and phase 3 in early summer 2009. We have a verbal agreement with James McLeod, the consulting geologist who prepared the geology report on our claims, to retain his services for our exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
HL Ventures, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of HL Ventures, Inc. (An Exploration Stage Company) as of July 31, 2008 and July 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the year ended July 31, 2008 and the period from May 21, 2007 through July 31, 2007 and since inception on May 21, 2007 through July 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HL Ventures, Inc. (An Exploration Stage Company) as of July 31, 2008 and July 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the year ended July 31, 2008 and the period from May 21, 2007 through July 31, 2007 and since inception on May 21, 2007 through July 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $21,435, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
-----------------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
September 29, 2008


               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                        (702) 253-7499 Fax (702) 253-7501

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   July 31,           July 31,
                                                                     2008               2007
                                                                   --------           --------
                                  ASSETS

CURRENT ASSETS
  Cash                                                             $ 53,315           $  8,000
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 53,315              8,000

OTHER ASSETS
  Deposits                                                            4,250                 --
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  4,250                 --
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 57,565           $  8,000
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $     --           $    590
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                                --                590

      TOTAL LIABILITIES                                                  --                590

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 6,200,000 and 3,000,000 shares issued and
   outstanding as of July 31, 2008 and July 31, 2007)                 6,200              3,000
  Additional paid-in capital                                         72,800             12,000
  Deficit accumulated during development stage                      (21,435)            (7,590)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           57,565              7,410
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 57,565           $  8,000
                                                                   ========           ========


    The accompanying note are an integral part of these financial statements

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                       From the Period        May 21, 2007
                                                         May 21, 2007         (inception)
                                     Year Ended            through              through
                                      July 31,             July 31,             July 31,
                                        2008                 2007                 2008
                                     ----------           ----------           ----------
REVENUES
  Revenues                           $       --           $       --           $       --
                                     ----------           ----------           ----------
TOTAL REVENUES                               --                   --                   --

OPERATING EXPENSES
  Professional Fees                       8,500                8,500
  Property Expenditures                     750                7,000                7,750
  Office and Administration               4,595                  590                5,185
                                     ----------           ----------           ----------
TOTAL OPERATING EXPENSES                (13,845)              (7,590)             (21,435)

Provision for Income Taxes                   --                   --                   --
                                     ----------           ----------           ----------

NET INCOME (LOSS)                    $  (13,845)          $   (7,590)          $  (21,435)
                                     ==========           ==========           ==========

BASIC EARNINGS PER SHARE             $    (0.00)          $    (0.00)
                                     ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING            4,608,743            2,193,939
                                     ==========           ==========


    The accompanying note are an integral part of these financial statements

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                        Statement of Stockholders' Equity
               From May 21, 2007 (Inception) through July 31, 2008
--------------------------------------------------------------------------------

                                                                                       Deficit
                                                                                     Accumulated
                                                          Common       Additional      During
                                           Common         Stock         Paid-in      Development
                                           Stock          Amount        Capital         Stage          Total
                                           -----          ------        -------         -----          -----
BALANCE, MAY 21, 2007                           --       $    --       $     --       $     --       $     --

Stock issued for cash on June 29,
 2007 @ $0.005 per share                 1,600,000         1,600          6,400                         8,000

Stock issued for cash advanced on
 behalf of the Company on July 18,
 2007 @ $0.005 per share                 1,400,000         1,400          5,600                         7,000

Net loss, July 31, 2007                                                                 (7,590)        (7,590)
                                        ----------       -------       --------       --------       --------

BALANCE, JULY 31, 2007                   3,000,000       $ 3,000       $ 12,000       $ (7,590)      $  7,410
                                        ==========       =======       ========       ========       ========
Stock issued for cash on January 30,
 2007 @ $0.02 per share                  3,200,000         3,200         60,800                        64,000

Net loss, July 31, 2008                                                                (13,845)       (13,845)
                                        ----------       -------       --------       --------       --------

BALANCE, JULY 31, 2008                   6,200,000       $ 6,200       $ 72,800       $(21,435)      $ 57,565
                                        ==========       =======       ========       ========       ========


    The accompanying note are an integral part of these financial statements

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                     May 21, 2007
                                                                                                     (inception)
                                                                Year Ended         Year Ended          through
                                                                 July 31,           July 31,           July 31,
                                                                   2008               2007               2008
                                                                 --------           --------           --------
OPERATING ACTIVITIES
  Net income (loss)                                              $(13,845)          $ (7,590)          $(21,435)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
     (Increase) decrease in Deposits                               (4,250)                --             (4,250)
     Increase (decrease) in Accounts Payable                         (590)               590                 --
                                                                 --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     (18,685)            (7,000)           (25,685)

INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          --                 --                 --

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                           64,000             15,000             79,000
                                                                 --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      64,000             15,000             79,000
                                                                 --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                    45,315              8,000             53,315

CASH AT BEGINNING OF PERIOD                                         8,000                 --                 --
                                                                 --------           --------           --------

CASH AT END OF PERIOD                                            $ 53,315           $  8,000           $ 53,315
                                                                 ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                       $     --           $     --           $     --
                                                                 ========           ========           ========
  Income Taxes                                                   $     --           $     --           $     --
                                                                 ========           ========           ========


    The accompanying note are an integral part of these financial statements

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2008
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

HL Ventures Inc. (the Company) was incorporated under the laws of the State of Nevada on May 21, 2007. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization, development of its business plan and has commenced exploration activities.

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

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2008
--------------------------------------------------------------------------------

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

NEW ACCOUNTING PRONOUNCEMENTS:

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2008
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2008
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In  December  2007,  the FASB,  issued  FAS No.  141  (revised  2007),  Business
Combinations.'This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2008
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from May 21, 2007 (inception) to July 31, 2008 and generated a net loss of $21,435. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $53,315 is sufficient to cover the expenses they will incur during the next twelve months.

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

NOTE 6. INCOME TAXES

                                                             As of July 31, 2008
                                                             -------------------
     Deferred tax assets:
     Net operating tax carryforwards                              $ 21,435
     Other                                                               0
                                                                  --------
     Gross deferred tax assets                                       7,288
     Valuation allowance                                            (7,288)
                                                                  --------

     Net deferred tax assets                                      $      0
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

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2008
--------------------------------------------------------------------------------

NOTE 8. NET OPERATING LOSSES

As of July 31, 2008, the Company has a net operating loss carryforward of approximately $21,435. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of July 31, 2008 the Company had 6,200,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of July 31, 2008:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 6,200,000 shares issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

CHANGES IN INTERNAL CONTROLS

We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO AND CFO CERTIFICATIONS

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The officer and directors of HL Ventures Inc., whose one year terms will expire 6/1/09, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name & Address         Age     Position      Date First Elected    Term Expires
--------------         ---     --------      ------------------    ------------

Deniz Hassan            26     President,          5/21/07            6/1/09
Office 404 - 4th Floor         Secretary,
Albany House                   Treasurer,
324-326 Regent Street          CFO, CEO &
London W1B 3HH                 Director
United Kingdom

Adrian Lee              42     Director            5/21/07            6/1/09
Office 404 - 4th Floor
Albany House
324-326 Regent Street
London W1B 3HH
United Kingdom

The foregoing persons are promoters of HL Ventures Inc., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Mr. Hassan currently devotes 4-5 hours per week to company matters. In the future he intends to devote as much time as the board of directors deems necessary to manage the affairs of the company. Mr. Lee currently devotes 1-2 hours per week to company matters.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

BACKGROUND INFORMATION

DENIZ HASSAN has been President, Secretary, Treasurer, CEO, CFO and Director of the Company since inception. His work experience includes the following:

2005 to the present       Advertising Manager for Third Sector, Haymarket Media.
                          Third Sector is Great Britain's market leading publication for the not-for-profit sector

2003 to 2005              Online Design & Engineering Design Engineer, designing
                          safe piping systems for major oil refineries

Education 2000 - 2003     BEng (Hons) Mechanical Design, Materials and
                          Manufacturing Engineering

ADRIAN LEE has been a Director of the Company since inception. His work experience includes the following:

2003 to the present       Commercial Sales Director for Stoneacre, a Doncaster,
                          South Yorkshire automotive company

1999 to 2003              Senior Sales Manager for Reg Vardy, a Doncaster
                          automotive company.

1996 to 1999              Tool Engineer for Picador Engineering, Doncaster.

1992 - 1996               Tool Engineer for Linton and Hurst, Doncaster

1986 - 1992               Clearance Diver for Her Majesty's Forces - Navy

CODE OF ETHICS

Our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

     * Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
     * Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
     *    Compliance with applicable governmental laws, rules and regulations;
     * The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
     *    Accountability for adherence to the Code.

ITEM 11. EXECUTIVE COMPENSATION

Our current officer receives no compensation. The current Board of Directors is comprised of Mr. Lee and Mr. Hassan.

                           SUMMARY COMPENSATION TABLE

                                                                                Change in
                                                                                 Pension
                                                                                Value and
                                                                  Non-Equity   Nonqualified
                                                                  Incentive     Deferred       All
  Name and                                                          Plan         Compen-      Other
 Principal                                    Stock      Option    Compen-       sation      Compen-
 Position         Year   Salary     Bonus     Awards     Awards    sation       Earnings     sation     Total
 --------         ----   ------     -----     ------     ------    ------       --------     ------     -----
Adrian Lee        2008     0          0          0          0         0             0           0         0
Director          2007     0          0          0          0         0             0           0         0

Deniz Hassan      2008     0          0          0          0         0             0           0         0
CEO, CFO,         2007     0          0          0          0         0             0           0         0
President,
Secretary,
Treasurer &
Director

There are no current employment agreements between the Company and its executive officer.

On June 29, 2007, a total of 1,600,000 shares of common stock were issued to Mr. Hassan in exchange for cash in the amount of $8,000 U.S., or $.005 per share. On July 18, 2007 an additional 1,400,000 shares were issued to him in exchange for $7,000 in mineral property expenses he paid on behalf of the Company.

The terms of these stock issuances were as fair to the Company, in the opinion of the board of directors, as could have been made with an unaffiliated third party.

Mr. Hassan currently devotes approximately 4-5 hours per week to manage the affairs of the Company. Mr. Lee currently devotes 1-2 hours per week to the Company. Mr. Lee and Mr. Hassan have agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of HL Ventures Inc. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this prospectus:

          Name of                          No. of            Percentage
     Beneficial Owner(1)                   Shares           of Ownership:
     -------------------                   ------           -------------

     Deniz Hassan                        3,000,000               48%

     Adrian Lee                                  0                0%

     All Officers and
      Directors as a Group               3,000,000               48%

----------
(1) Each of the persons named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Lee and Mr. Hassan were not paid for any underwriting services that they performed on our behalf with respect to our recent offering. They will also not receive any interest on any funds that they may advance to us for expenses incurred prior to generating revenue.

On June 29, 2007, a total of 1,600,000 shares of Common Stock were issued to Mr. Hassan in exchange for $8,000 US, or $.005 per share. On July 18, 2007 an additional 1,400,000 shares were issued to him in exchange for $7,000 in mineral property costs that he paid on behalf of the company. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by an officer and director of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended July 31, 2008, the total fees charged to the company for audit services including quarterly reviews were $7,000, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

For the year ended July 31, 2007, there were no fees charged to the company for audit services, audit-related services, tax services or other services.

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                          Description
     ------                          -----------

       3(i)          Articles of Incorporation
       3(ii)         Bylaws
      31.1           Sec. 302 Certification of Chief Executive Officer
      31.2           Sec. 302 Certification of Chief Financial Officer
      32.1           Sec. 906 Certification of Chief Executive Officer
      32.2           Sec. 906 Certification of Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 22, 2008         HL Ventures Inc.


                             /s/ Deniz Hassan
                             ---------------------------------------------------
                         By: Deniz Hassan
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Director)