Form 10-Q
period 2008-10-31
HL VENTURES INC.
filed 2008-12-08
CIK 1410253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2008

                        Commission file number 333-145897


                                HL VENTURES INC.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                      Office 404 - 4th Floor, Albany House
                              324-326 Regent Street
                         London, United Kingdom W1B 3HH
          (Address of principal executive offices, including zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,200,000 shares as of October 31, 2008.

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended October 31, 2008 immediately follow.

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                  October 31,         July 31,
                                                                     2008               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 48,630           $ 53,315
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 48,630             53,315

OTHER ASSETS
  Deposits                                                               --              4,250
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 48,630           $ 57,565
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  3,500           $     --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             3,500                 --

      TOTAL LIABILITIES                                               3,500                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 6,200,000 shares issued and outstanding
   as of October 31, 2008 and July 31, 2008)                          6,200              6,200
  Additional paid-in capital                                         72,800             72,800
  Deficit accumulated during development stage                      (33,870)           (21,435)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           45,130             57,565
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 48,630           $ 57,565
                                                                   ========           ========


                        See Notes to Financial Statements

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                              May 21, 2007
                                    Three Months         Three Months          (inception)
                                       Ended                Ended               through
                                     October 31,          October 31,          October 31,
                                        2008                 2007                 2008
                                     ----------           ----------           ----------
REVENUES
  Revenues                           $       --           $       --           $       --
                                     ----------           ----------           ----------
TOTAL REVENUES                               --                   --                   --

OPERATIONG EXPENSES
  Professional Fees                       3,500                1,500               12,000
  Property Expenditures                   8,500                  750               16,250
  Office and Administration                 435                1,760                5,620
                                     ----------           ----------           ----------
TOTAL OPERATING EXPENSES                (12,435)              (4,010)             (33,870)
                                     ----------           ----------           ----------

NET INCOME (LOSS)                    $  (12,435)          $   (4,010)          $  (33,870)
                                     ==========           ==========           ==========

BASIC EARNINGS PER SHARE             $    (0.00)          $    (0.00)
                                     ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING            6,200,000            3,000,000
                                     ==========           ==========


                        See Notes to Financial Statements

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                           May 21, 2007
                                                                     Three Months       Three Months        (inception)
                                                                        Ended              Ended             through
                                                                      October 31,        October 31,        October 31,
                                                                         2008               2007               2008
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(12,435)          $ (4,010)          $(33,870)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Deposits                                       4,250                 --                 --
    Increase (decrease) in Accounts Payable                               3,500               (590)             3,500
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (4,685)            (4,600)           (30,370)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --                 --              6,200
  Additional paid-in capital                                                 --                 --             72,800
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --                 --             79,000
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                          (4,685)            (4,600)            48,630

CASH AT BEGINNING OF PERIOD                                              53,315              8,000                 --
                                                                       --------           --------           --------

CASH AT END OF PERIOD                                                  $ 48,630           $  3,400           $ 48,630
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========

  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


                        See Notes to Financial Statements

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2008
--------------------------------------------------------------------------------

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

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2008
--------------------------------------------------------------------------------

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

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2008
--------------------------------------------------------------------------------

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

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2008
--------------------------------------------------------------------------------

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

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2008
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from May 21, 2007 (inception) to October 31, 2008 and generated a net loss of $33,870. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $48,630 is sufficient to cover the expenses they will incur during the next twelve months.

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

NOTE 6. INCOME TAXES

                                                          As of October 31, 2008
                                                          ----------------------
     Deferred tax assets:
     Net operating tax carryforwards                            $ 33,870
     Other                                                             0
                                                                --------
     Gross deferred tax assets                                    11,516
     Valuation allowance                                         (11,516)
                                                                --------

     Net deferred tax assets                                    $      0
                                                                ========

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2008
--------------------------------------------------------------------------------

NOTE 6. INCOME TAXES (CONTINUED)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of October 31, 2008, the Company has a net operating loss carryforward of approximately $33,870. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of October 31, 2008 the Company had 6,200,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of October 31, 2008:

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

We incurred operating expenses of $12,435 for the three months ended October 31, 2008. These expenses consisted of $8,500 in mineral property expenditures, $435 in general operating expenses and $3,500 in professional fees. For the same quarter ended October 31, 2007 we incurred operating expenses of $4,010. These expenses consisted of $750 in mineral property expenditures, $1,760 in general operating expenses and $1,500 in professional fees.

Our net loss from inception (May 21, 2007) through October 31, 2008 was $33,870.

We have sold $72,000 in equity securities and issued $7,000 in common stock in exchange for mineral property expenses paid by our officer on our behalf.

The following table provides selected financial data about our company for the quarter ended October 31, 2008.

                     Balance Sheet Data:           10/31/08
                     -------------------           --------

                     Cash                          $48,630
                     Total assets                  $48,630
                     Total liabilities             $ 3,500
                     Shareholders' equity          $45,130

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at October 31, 2008 was $48,630. If we experience a shortage of funds prior to generating revenue we may utilize funds from our director, who has informally agreed to advance funds, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us. We are an exploration stage company and have generated no revenue to date.

PLAN OF OPERATION

The consulting geologist has completed Phase 1 of the exploration program and provided us with his report. The results were not very promising and after reviewing the report management has decided to put the exploration program on hold while they determine an appropriate plan of action to provide the best return on investment to the shareholders.

If we decide to proceed with further exploration, our plan of operation for the next twelve months is to complete the next two phases of the exploration program. In addition to the $48,500 we anticipate spending for the remainder of the exploration program as outlined below, we anticipate spending an additional $6,500 on professional fees and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $55,000.

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

If we decide to proceed with phase two of the exploration program the estimated cost of this program is $8,500 and will take approximately 2 weeks to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report.

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

                           PART II. OTHER INFORMATION

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

----------
* Document is incorporated by reference and can be found in its entirety in our Registration Statement on Form SB-2, SEC File Number 333-145897, at the Securities and Exchange Commission website at www.sec.gov.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 8, 2008         HL Ventures Inc.


                             /s/ Deniz Hassan
                             ---------------------------------------------------
                         By: Deniz Hassan
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)