Form 10-Q
period 2009-01-31
HL VENTURES INC.
filed 2009-02-23
CIK 1410253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,200,000 shares as of January 31, 2009.

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended January 31, 2009 immediately follow.

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                  January 31,         July 31,
                                                                     2009               2008
                                                                   --------           --------
                                                                  (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 42,643           $ 53,315
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 42,643             53,315

OTHER ASSETS
  Deposits                                                               --              4,250
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 42,643           $ 57,565
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 6,200,000 shares issued and outstanding
   as of January 31, 2009 and July 31, 2008)                       $  6,200           $  6,200
  Additional paid-in capital                                         72,800             72,800
  Deficit accumulated during development stage                      (36,357)           (21,435)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           42,643             57,565
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 42,643           $ 57,565
                                                                   ========           ========


                        See Notes to Financial Statements

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                            Statements of Operations
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                                    May 21, 2007
                                Three Months     Three Months      Six Months       Six Months      (inception)
                                   Ended            Ended            Ended            Ended           through
                                 January 31,      January 31,      January 31,      January 31,      January 31,
                                    2009             2008             2009             2008             2009
                                 ----------       ----------       ----------       ----------       ----------
REVENUES
  Revenues                       $       --       $       --       $       --       $       --       $       --
                                 ----------       ----------       ----------       ----------       ----------
TOTAL REVENUES                           --               --               --               --               --

OPERATIONG EXPENSES
  Professional Fees                   1,500            2,500            5,000            4,000           13,500
  Property Expenditures                  --               --            8,500              750           16,250
  Office and Administration             987              152            1,422            1,911            6,607
                                 ----------       ----------       ----------       ----------       ----------
TOTAL OPERATING EXPENSES             (2,487)          (2,652)         (14,922)          (6,661)         (36,357)
                                 ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS)                $   (2,487)      $   (2,652)      $  (14,922)      $   (6,661)      $  (36,357)
                                 ==========       ==========       ==========       ==========       ==========

BASIC EARNINGS PER SHARE         $    (0.00)      $    (0.00)      $    (0.00)      $    (0.00)
                                 ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING        6,200,000        3,000,000        6,200,000        3,000,000
                                 ==========       ==========       ==========       ==========


                        See Notes to Financial Statements

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                      May 21, 2007
                                                                 Six Months         Six Months        (inception)
                                                                   Ended              Ended             through
                                                                 January 31,        January 31,        January 31,
                                                                    2009               2008               2009
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(14,922)          $ (6,661)          $(36,357)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Deposits                                  4,250                 --                 --
    (Increase) decrease in Cash in Trust                                --            (64,000)
    Increase (decrease) in Accounts Payable                             --               (590)                --
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (10,672)           (71,251)           (36,357)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --              3,200              6,200
  Additional paid-in capital                                            --             60,800             72,800
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --             64,000             79,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                    (10,672)            (7,251)            42,643

CASH AT BEGINNING OF PERIOD                                         53,315              8,000                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $ 42,643           $    749           $ 42,643
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2009
--------------------------------------------------------------------------------

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

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2009
--------------------------------------------------------------------------------

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

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2009
--------------------------------------------------------------------------------

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

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2009
--------------------------------------------------------------------------------

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

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from May 21, 2007 (inception) to January 31, 2009 and generated a net loss of $36,357. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $42,643 is sufficient to cover the expenses they will incur during the next twelve months.

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

NOTE 6. INCOME TAXES

                                                          As of January 31, 2009
                                                          ----------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 36,357
     Other                                                              0
                                                                 --------
     Gross deferred tax assets                                     12,361
     Valuation allowance                                          (12,361)
                                                                 --------

     Net deferred tax assets                                     $      0
                                                                 ========

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2009
--------------------------------------------------------------------------------

NOTE 6. INCOME TAXES (CONTINUED)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8. NET OPERATING LOSSES

As of January 31, 2009, the Company has a net operating loss carryforward of approximately $36,357. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of January 31, 2009 the Company had 6,200,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of January 31, 2009:

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

We incurred operating expenses of $2,487 for the three months ended January 31, 2009. These expenses consisted of $987 in general operating expenses and $1,500 in professional fees. For the same quarter ended January 31, 2008 we incurred operating expenses of $2,652. These expenses consisted of $152 in general operating expenses and $2,500 in professional fees.

Our net loss from inception (May 21, 2007) through January 31, 2009 was $36,357.

We have sold $72,000 in equity securities and issued $7,000 in common stock in exchange for mineral property expenses paid by our officer on our behalf.

The following table provides selected financial data about our company for the quarter ended January 31, 2009.

                     Balance Sheet Data:           1/31/09
                     -------------------           -------

                     Cash                          $42,643
                     Total assets                  $42,643
                     Total liabilities             $     0
                     Shareholders' equity          $42,643

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at January 31, 2009 was $42,643. If we experience a shortage of funds prior to generating revenue we may utilize funds from our director, who has informally agreed to advance funds, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us. We are an exploration stage company and have generated no revenue to date.

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

February 20, 2009        HL Ventures Inc.


                             /s/ Deniz Hassan
                             ---------------------------------------------------
                         By: Deniz Hassan
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)