Form 10-Q
period 2009-04-30
HL VENTURES INC.
filed 2009-06-15
CIK 1410253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,200,000 shares as of June 12, 2009

ITEM 1. FINANCIAL STATEMENTS.

The un-audited financial statements for the quarter ended April 30, 2009 immediately follow.

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   April 30,          July 31,
                                                                     2009               2008
                                                                   --------           --------
                                                                  (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 40,799           $ 53,315
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 40,799             53,315

OTHER ASSETS
  Deposits                                                               --              4,250
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 40,799           $ 57,565
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 6,200,000 shares issued and outstanding
   as of April 30, 2009 and July 31, 2008)                         $  6,200           $  6,200
  Additional paid-in capital                                         72,800             72,800
  Deficit accumulated during development stage                      (38,201)           (21,435)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           40,799             57,565
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 40,799           $ 57,565
                                                                   ========           ========


                        See Notes to Financial Statements

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                            Statements of Operations
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                                   May 21, 2007
                               Three Months     Three Months      Nine Months      Nine Months      (inception)
                                  Ended            Ended            Ended            Ended            through
                                 April 30,        April 30,        April 30,        April 30,        April 30,
                                   2009             2008             2009             2008             2009
                                ----------       ----------       ----------       ----------       ----------
REVENUES
  Revenues                      $       --       $       --       $       --       $       --       $       --
                                ----------       ----------       ----------       ----------       ----------
TOTAL REVENUES                          --               --               --               --               --

OPERATIONG EXPENSES
  Professional Fees                  1,500            3,000            6,500            7,000           15,000
  Property Expenditures                 --               --            8,500              750           16,250
  Office and Administration            344              723            1,766            2,634            6,951
                                ----------       ----------       ----------       ----------       ----------
TOTAL OPERATING EXPENSES            (1,844)          (3,723)         (16,766)         (10,384)         (38,201)
                                ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS)               $   (1,844)      $   (3,723)      $  (16,766)      $  (10,384)      $  (38,201)
                                ==========       ==========       ==========       ==========       ==========

BASIC EARNINGS PER SHARE        $    (0.00)      $    (0.00)      $    (0.00)      $    (0.00)
                                ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING       6,200,000        6,200,000        6,200,000        4,074,453
                                ==========       ==========       ==========       ==========


                        See Notes to Financial Statements

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                      May 21, 2007
                                                                 Nine Months        Nine Months        (inception)
                                                                   Ended              Ended              through
                                                                  April 30,          April 30,          April 30,
                                                                    2009               2008               2009
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(16,766)          $(10,384)          $(38,201)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Deposits                                  4,250             (4,250)                --
    Increase (decrease) in Accounts Payable                             --               (590)                --
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (12,516)           (15,224)           (38,201)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --              3,200              6,200
  Additional paid-in capital                                            --             60,800             72,800
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --             64,000             79,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                    (12,516)            48,776             40,799

CASH AT BEGINNING OF PERIOD                                         53,315              8,000                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $ 40,799           $ 56,776           $ 40,799
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2009
--------------------------------------------------------------------------------

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Form 10-K.

B. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a July 31, year-end.

C. BASIC EARNINGS PER SHARE

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

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

E. USE OF ESTIMATES AND ASSUMPTIONS

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

F. INCOME TAXES

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

NEW ACCOUNTING PRONOUNCEMENTS:

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In  December  2008,  the  FASB  issued  FSP  No.  FAS  140-4  and  FIN  46(R)-8,
"Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS
157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2009
--------------------------------------------------------------------------------

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from May 21, 2007 (inception) to April 30, 2009 and generated a net loss of $38,201. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $40,799 is sufficient to cover the expenses they will incur during the next twelve months.

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

NOTE 6. INCOME TAXES

                                                            As of April 30, 2009
                                                            --------------------
     Deferred tax assets:
       Net operating tax carryforwards                            $ 38,201
       Other                                                             0
                                                                  --------
       Gross deferred tax assets                                    12,989
       Valuation allowance                                         (12,989)
                                                                  --------

       Net deferred tax assets                                    $      0
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

                                HL VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2009
--------------------------------------------------------------------------------

NOTE 8. NET OPERATING LOSSES

As of April 30, 2009, the Company has a net operating loss carryforward of approximately $38,201. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of April 30, 2009 the Company had 6,200,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of April 30, 2009:

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

We incurred operating expenses of $1,844 for the three months ended April 30, 2009. These expenses consisted of $344 in general operating expenses and $1,500 in professional fees. For the same quarter ended April 30, 2008 we incurred operating expenses of $3,723. These expenses consisted of $723 in general operating expenses and $3,000 in professional fees.

Our net loss from inception (May 21, 2007) through April 30, 2009 was $38,201.

We have sold $72,000 in equity securities and issued $7,000 in common stock in exchange for mineral property expenses paid by our officer on our behalf.

The following table provides selected financial data about our company for the quarter ended April 30, 2009.

                     Balance Sheet Data:           4/30/09
                     -------------------           -------

                     Cash                          $40,799
                     Total assets                  $40,799
                     Total liabilities             $     0
                     Shareholders' equity          $40,799

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at April 30, 2009 was $40,799. If we experience a shortage of funds prior to generating revenue we may utilize funds from our director, who has informally agreed to advance funds, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us. We are an exploration stage company and have generated no revenue to date.

PLAN OF OPERATION

The consulting geologist has completed Phase 1 of the exploration program and provided us with his report. The results were not very promising and after reviewing the report management has decided to put the exploration program on hold while they determine an appropriate plan of action to provide the best return on investment to the shareholders.

If we decide to proceed with further exploration, our plan of operation for the next twelve months is to complete the next phase of the exploration program. In addition to the $8,500 we anticipate spending for the second phase of the exploration program as outlined below, we anticipate spending an additional $6,500 on professional fees and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $15,000.

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

Following phase two of the exploration program, if it proves successful and we are able to generate the necessary funding, we intend to proceed with phase three of our exploration program. The estimated cost of this program is $40,000 and will take approximately 4 weeks to complete and an additional two months for the consulting geologist to receive the results from the assay lab and prepare his report.

If we decide to proceed with exploration we anticipate commencing the second phase of our exploration program in summer 2009. If a phase 3 is warranted and we are able to raise the necessary funding through loans or another stock offering we would begin phase 3 in 2010. We have a verbal agreement with James McLeod, the consulting geologist who prepared the geology report on our claims, to retain his services for our exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were ineffective as of the end of the period covered by this report.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

June 12, 2009            HL Ventures Inc.


                             /s/ Deniz Hassan
                             ---------------------------------------------------
                         By: Deniz Hassan
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)