Form 10-Q/A
period 2009-04-30
Urban Barns Foods Inc.
filed 2009-09-29
CIK 1410253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2009

                        Commission file number 333-145897


                             URBAN BARNS FOODS INC.
             (Exact name of registrant as specified in its charter)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,200,000 shares as of September 29, 2009

ITEM 1. FINANCIAL STATEMENTS.

The un-audited financial statements for the quarter ended April 30, 2009 immediately follow.

                             URBAN BARNS FOODS INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
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
                                                                   ========           ========


                        See Notes to Financial Statements

                             URBAN BARNS FOODS INC.
                         (An Exploration Stage Company)
                            Statements of Operations
                                  (Unaudited)
--------------------------------------------------------------------------------

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
                                ==========       ==========       ==========       ==========


                        See Notes to Financial Statements

                             URBAN BARNS FOODS INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

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
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                             URBAN BARNS FOODS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2009
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Urban Barns Foods Inc. (the Company) was incorporated under the laws of the State of Nevada on May 21, 2007. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

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

                             URBAN BARNS FOODS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2009
--------------------------------------------------------------------------------

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

                             URBAN BARNS FOODS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2009
--------------------------------------------------------------------------------

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

                             URBAN BARNS FOODS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2009
--------------------------------------------------------------------------------

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

                             URBAN BARNS FOODS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2009
--------------------------------------------------------------------------------

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

                             URBAN BARNS FOODS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2009
--------------------------------------------------------------------------------

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

                             URBAN BARNS FOODS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2009
--------------------------------------------------------------------------------

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

                             URBAN BARNS FOODS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2009
--------------------------------------------------------------------------------

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

September 29, 2009       Urban Barns Foods Inc.


                             /s/ Deniz Hassan
                             ---------------------------------------------------
                         By: Deniz Hassan
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)