Form 10-Q/A
period 2009-04-30
Urban Barns Foods Inc.
filed 2009-10-16
CIK 1410253

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 43,400,000 shares as of October 16, 2009

ITEM 1. FINANCIAL STATEMENTS.

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

October 16, 2009         Urban Barns Foods Inc.


                             /s/ Deniz Hassan
                             ---------------------------------------------------
                         By: Deniz Hassan
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)