Form 10-K
period 2009-07-31
Urban Barns Foods Inc.
filed 2009-11-13
CIK 1410253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2009

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

           Securities registered pursuant to section 12(g) of the Act:
                                      None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of November 13, 2009, the registrant had 43,400,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                             URBAN BARNS FOODS INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 2.  Properties                                                          9
Item 3.  Legal Proceedings                                                   9
Item 4.  Submission of Matters to a Vote of Securities Holders               9

                                Part II

Item 5.  Market for Common Equity and Related Stockholder Matters           10
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          10
Item 8.  Financial Statements                                               13
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           25
Item 9A. Controls and Procedures                                            25

                               Part III

Item 10. Directors and Executive Officers                                   25
Item 11. Executive Compensation                                             30
Item 12. Security Ownership of Certain Beneficial Owners and Management     32
Item 13. Certain Relationships and Related Transactions                     32
Item 14. Principal Accounting Fees and Services                             32

                                Part IV

Item 15. Exhibits                                                           33

Signatures                                                                  33

                                     PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our" mean Urban Barns Foods Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

SUMMARY

Urban Barns Foods Inc. was incorporated in the State of Nevada on May 21, 2007 as HL Ventures Inc. to engage in the acquisition, exploration and development of natural resource properties. We carried out exploration on one property during 2008 however the results were not promising and management determined it was in the best interests of the shareholders to abandon the property and actively pursue an appropriate plan of action to provide the best return on investment to the shareholders.

We are a development stage company with no revenues and a limited operating history. The principal executive offices are located at Office 404 - 4th Floor, Albany House, 324-326 Regent Street, London W1B 3HH, United Kingdom. The U.S. telephone and fax number is (702)993-6122.

We have sold $72,000 in equity securities and issued $7,000 in common stock in exchange for mineral property expenses paid by our officer on our behalf. From inception until the date of this filing we have had limited operating activities. Our financial statements from inception (May 21, 2007) through the year ended July 31, 2009 report no revenues and a net loss of $77,150. Our independent auditor has issued an audit opinion for Urban Barns Foods Inc. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our stock is listed on the OTC Bulletin Board under the symbol URBF, but there has been no active trading market to date.

We have a total of 100,000,000 authorized common shares with a par value of $0.001 per share with 43,400,000 common shares issued and outstanding on July 31, 2009. Subsequent to July 31, 2009, on August 19, 2009, our 7 for 1 forward stock split, approved by the Board of Directors on July 22, 2009, became effective resulting in there being 43,400,000 shares of common stock issued and outstanding.

Cash provided by financing activities for the period from inception (May 21, 2007) through July 31, 2009 was $72,000 consisting of 1,600,000 shares of common stock that were issued to our director, Mr. Hassan, in exchange for $8,000 US, or $.005 per share and 3,200,000 shares of common stock that were issued to twenty six investors for $64,000 or $0.02 per share pursuant to our Registration Statement on Form SB-2. An additional 1,400,000 shares were issued to Mr. Hassan in exchange for $7,000 in mineral property costs that he paid on behalf of the company.

We have since abandoned our mineral property and entered into a share exchange agreement with Urban Barns Foods Inc., a private company for the acquisition of this company through the issuance of our securities. If this share exchange transaction closes, we will file all required disclosure in a timely manner. Until the transactions closes, our management will continue reviewing other business combination opportunities.

BUSINESS STRATEGY

We have identified the following guidelines that we believe are important in evaluating a prospective target business. We will use these guidelines in evaluating business combination opportunities; however, we may decide to enter into a business combination with a target business that does not meet all of these guidelines. We may not be able to complete a business combination with any target business that meets all or part of these guidelines due to our limited human, capital and other resources. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

ESTABLISHED COMPANY WITH POSITIVE CASH FLOW. We intend to acquire an established company with a history of positive cash earnings before interest, taxes, depreciation and amortization. We do not intend to acquire a start-up company, a company with speculative business plans or a company that we believe has significant risk attached to it.

STRONG COMPETITIVE POSITION IN INDUSTRY. We intend to analyze the strengths and weaknesses of a target business relative to its competitors. The factors we will consider include product quality, customer loyalty, cost impediments associated with customers switching to competitors, patent protection, brand positioning and capitalization. We will seek to acquire a business that has developed a strong position within its market, is well positioned to capitalize on growth opportunities and operates in an industry with significant barriers to entry. We will seek to acquire a business that demonstrates advantages when compared to its competitors, which may help to protect its market position and profitability.

EXPERIENCED MANAGEMENT TEAM. We will seek to acquire a business that has an experienced management team with a proven track record for delivering growth and profits. We believe that the operating expertise of our management team will complement, not replace, the target business' management team.

DIVERSIFIED CUSTOMER AND SUPPLIER BASE. We will seek to acquire a business that has a diversified customer and supplier base. We believe that a company with a diversified customer and supplier base is generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact its customers, suppliers and competitors.

COMPETITION

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities with business objectives similar to ours. There are many blank check companies seeking to carry out a business plan similar to ours that have completed initial public offerings in the United States. Furthermore, there are a number of additional blank check companies in the registration process that have not yet completed initial public offerings, and there are likely to be more blank check companies that have completed initial public offerings before we are able to successfully consummate a business combination.

We may also be subject to competition from entities other than blank check companies, which may be special acquisition companies or capital pool companies, that have a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well-established and have extensive experience identifying and effecting business combinations either directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources may be relatively limited in comparison to many of these competitors.

While we believe that numerous potential target businesses may be available for acquisition, our ability to acquire a certain attractive target business will be limited by our available financial resources. This inherent competitive limitation may give others an advantage in pursuing the acquisition of a target business. The fact that stockholder approval may delay the completion of a business combination is an additional limitation that may be viewed unfavorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and our access to the United States public equity markets may give us a competitive advantage in acquiring a target business with significant growth potential on favorable terms over privately-held entities with business objectives similar to ours.

If we succeed in effecting a business combination, there will likely be further intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

We believe that we will succeed in consummating a business combination with a target business or businesses as a result of our collective strengths:

SUCCESSFUL OPERATING EXPERIENCE. Our officer and sole director has experience in business development, capital raising and the marketing and management of various companies. We believe that his experience will provide us with a competitive advantage in assessing whether a target business has the necessary resources to compete successfully as a publicly-traded company.

EXPERIENCE IN IDENTIFYING AND EXECUTING ACQUISITIONS. Our management has extensive experience in identifying and evaluating successful business acquisition opportunities, performing in-depth due diligence, negotiating with owners and management, structuring, financing and closing transactions in both the public and private markets.

EXTENSIVE DEAL-SOURCING NETWORK. Our management has an extensive network of business relationships with executives and board members of privately- and publicly-held companies, as well as with private equity funds, venture capital funds and hedge funds. We believe that these contacts will provide us with significant business acquisition opportunities.

SOURCES OF TARGET BUSINESSES

We anticipate candidates for a business combination will be brought to our attention by various unaffiliated sources, including executives, private equity funds, venture capital funds, investment bankers, attorneys, accountants and other members of the financial community, who may present solicited or unsolicited proposals. We expect such sources to become aware that we are seeking a business combination candidate by a variety of means, such as publicly available information relating to this offering, public relations and marketing efforts, articles that may be published in industry trade papers discussing our intention to effect a business combination, or direct contact by management of potential target businesses.

Our management, as well as our existing stockholders and their affiliates, may also bring to our attention target business candidates. We do not anticipate engaging the services of professional firms that specialize in business combinations on any formal basis. In no event will we pay our existing management, our existing stockholders, or any entity with which they are affiliated any finder's fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. In addition, neither our existing management nor our existing stockholders will receive any finder's fee, consulting fees or any similar fees or other compensation from any other person or entity, including any target company, in connection with any business combination other than any compensation or fees to be received for any services provided following such a business combination.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

FAIR MARKET VALUE OF TARGET BUSINESS

The fair market value of a target business will be determined by our Board of Directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings, cash flow, book value, and the price for which comparable businesses have recently been sold. Other factors contributing to a determination of the fair market value may include timing, the reputation of the target business and the anticipated costs of completing the transaction.

We are not required to obtain an opinion from an unaffiliated third party regarding the fair market value of a target business we select at the time of any transaction. We are also not required to obtain an opinion from an unaffiliated third party indicating that the price we plan to pay is fair to our stockholders from a financial perspective unless the target is affiliated with our officers, directors, special advisors, existing stockholders or their affiliates. We only recently became a blank cheque company, and because our sole officer and director has no experience in evaluating business combinations for blank check companies, his judgment may not meet the criteria that independent investment banking firms or other similar blank check companies usually use.

PROBABLE LACK OF BUSINESS DIVERSIFICATION

It is probable that we will have the ability to effect only a single business combination. Unlike other entities which may have the resources to complete several business combinations with entities operating in multiple industries or multiple areas of a single industry, we will likely not have sufficient resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with a single entity or a limited number of entities, our lack of diversification may leave us dependent upon the performance of a single business or a limited number of businesses, and result in us being dependent upon the development or market acceptance of a single or limited number of products or services.

LIMITED ABILITY TO EVALUATE THE MANAGEMENT OF A TARGET BUSINESS

Although we intend to closely scrutinize the management of prospective target businesses when evaluating the potential to effect a business combination, we cannot assure you that our assessment will prove to be correct. In addition, we cannot assure you that new members who join our management team following a business combination will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our sole officer and director, if any, in a target business cannot presently be stated with any certainty. While it is possible that our current officer and director will remain associated with us in some capacity following a business combination, it is unlikely that he will devote his full efforts to our affairs after the consummation of a business combination. Moreover, we cannot assure you that our officers and directors will have substantial experience or knowledge concerning the operations of any particular target business.

OPPORTUNITY FOR STOCKHOLDER APPROVAL OF BUSINESS COMBINATION

We may not submit a business combination to our stockholders for approval if the nature of the transaction would not ordinarily require stockholder approval under applicable governing laws. If we are required to submit the transaction to our stockholders for approval, we will furnish our stockholders with proxy solicitation materials, which will include a description of the operations of the target business and certain required financial information regarding the business. Also, we will proceed with the business combination only if a majority of the votes cast by the holders of our common stock at the meeting are in favor of the business combination. To compensate for a potential shortfall in cash, we may be required to structure the business combination, in whole or in part, using the issuance of our common stock as consideration. Accordingly, any increase in the number of shares of our issued and outstanding common stock could hinder our ability to consummate a business combination in an efficient manner or to optimize our capital structure.

When we seek stockholder approval for a business combination, we will not offer each stockholder a right to have their shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

Other than general business and tax laws we are not subject to any other government regulations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 22, 2009 and immediately effective, the Company filed an Amendment to its Articles of Incorporation with the Secretary of State of Nevada to change its name from HL Ventures Inc. to Urban Barns Foods Inc. and to increase the Company's authorized capital from 75,000,000 common shares with $0.001 par value to 100,000,000 common shares with $0.001 par value. The Company received written consent from holders of 51.6% of the Company's common stock for the increase in authorized capital and the name change.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listing for trading on the Over the Counter Bulletin Board under the symbol URBF. There has been no trading of our securities, and, therefore, no high and low bid pricing. As of the date of this report we have 27 shareholders of record. We have paid no cash dividends and have no outstanding options. We have no securities authorized for issuance under equity compensation plans.

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

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $55,715 and $13,845 for the years ended July 31, 2009 and 2008, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (May 21, 2007) through July 31, 2009 was $77,150.

We have sold $72,000 in equity securities and issued $7,000 in common stock in exchange for mineral property expenses paid by our officer on our behalf.

LIQUIDITY AND CAPITAL RESOURCES

The following table provides selected financial data about our company for the year ended July 31, 2009.

                      Balance Sheet Data:           7/31/09
                      -------------------           -------

                      Cash                          $2,823
                      Total assets                  $3,098
                      Total liabilities             $1,248
                      Shareholders' equity          $3,098

Our cash balance at July 31, 2009 was $2,823 with outstanding liabilities of $1,248. If we experience a shortage of funds prior to generating revenue we may utilize funds from our director, who has informally agreed to advance funds, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

PLAN OF OPERATION

We expect that our total expenses will increase over the next year as we increase business operations through the acquisition of an operating business. We have not been able to reach the break-even point since our inception and have had to rely on outside capital resources. We do not anticipate making any revenues for the next year. Over the next 12 months, we plan to close the business combination with Urban Barns Foods Inc., the private company or identify another partner for a business combination.

In order to find and negotiate a business combination or acquire an operating business, we may incur expenses that outpace our cash resources. Should we require additional capital resources, we will proceed by way of private placements, loans or possibly a direct offering. There can be no assurance we will successfully raise sufficient capital to meet our future cash requirements.

We expect to require approximately $230,000 in financing to acquire a potential business and fund its operations over the next 12 months (beginning December
2009), as follows:

                                                 Target completion   Estimated
               Description                        date or period     expenses($)
               -----------                        --------------     -----------

Due diligence of the potential target business      12 months          20,000
Legal and accounting fees related to acquisition
 of the potential target business                   12 months          50,000
Acquisition costs of the potential business         12 months          80,000
Development of the potential business               12 months          80,000
                                                                      -------
TOTAL                                                                 230,000
                                                                      =======

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

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

ITEM 8. FINANCIAL STATEMENTS

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Urban Barns Foods Inc. (f.k.a. HL Ventures, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Urban Barns Foods Inc. (f.k.a. HL Ventures, Inc.) (A Development Stage Company) as of July 31, 2009 and July 31, 2008, and the related statements of operations, stockholders' equity and cash flows for the years ended July 31, 2009 and July 31, 2008 and since inception on May 21, 2007 through July 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Barns Foods Inc. (f.k.a. HL Ventures, Inc.) (A Development Stage Company) as of July 31, 2009 and July 31, 2008, and the related statements of operations, stockholders' equity and cash flows for the years ended July 31, 2009 and July 31, 2008 and since inception on May 21, 2007 through July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had no operation since inception and generated a net loss of $77,150, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Seale and Beers, CPAs
--------------------------------
Seale and Beers, CPAs
Las Vegas, Nevada
November 10, 2009

                50 S. Jones Blvd., Suite 202, Las Vegas, NV 89107
                   Phone: (888) 727-8251 FAX: (888) 782-2351

                             URBAN BARNS FOODS INC.
                            (f.k.a. HL Ventures Inc.)
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   July 31,           July 31,
                                                                     2009               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  2,823           $ 53,315
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  2,823             53,315

OTHER ASSETS
  Deposits                                                              276              4,250
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                    276              4,250
                                                                   --------           --------

      TOTAL ASSETS                                                 $  3,098           $ 57,565
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  1,248           $     --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             1,248                 --

      TOTAL LIABILITIES                                               1,248                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 100,000,000 shares
   authorized; 43,400,000 shares issued and outstanding
   as of July 31, 2009 and July 31, 2008)                            43,400             43,400
  Additional paid-in capital                                         35,600             35,600
  Deficit accumulated during development stage                      (77,150)           (21,435)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                            1,850             57,565
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  3,098           $ 57,565
                                                                   ========           ========


    The accompanying note are an integral part of these financial statements

                             URBAN BARNS FOODS INC.
                            (f.k.a. HL Ventures Inc.)
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                May 21, 2007
                                                                                 (inception)
                                      Year Ended           Year Ended              through
                                       July 31,             July 31,              July 31,
                                         2009                 2008                  2009
                                     -----------           -----------           -----------
REVENUES
  Revenues                           $        --           $        --           $        --
                                     -----------           -----------           -----------
TOTAL REVENUES                                --                    --                    --

OPERATIONG EXPENSES
  Professional Fees                        8,000                 8,500                16,500
  Property Expenditures                    8,500                   750                16,250
  Office and Administration               39,215                 4,595                44,400
                                     -----------           -----------           -----------
TOTAL OPERATING EXPENSES                 (55,715)              (13,845)              (77,150)

Provision for Income Taxes                    --                    --                    --
                                     -----------           -----------           -----------

NET INCOME (LOSS)                    $   (55,715)          $   (13,845)          $   (77,150)
                                     ===========           ===========           ===========

BASIC EARNINGS PER SHARE             $     (0.00)          $     (0.00)
                                     ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING            43,400,000            32,261,202
                                     ===========           ===========


    The accompanying note are an integral part of these financial statements

                             URBAN BARNS FOODS INC.
                            (f.k.a. HL Ventures Inc.)
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
              From May 21, 2007 (Inception) through July 31, 2009
--------------------------------------------------------------------------------

                                                                                       Deficit
                                                                                     Accumulated
                                                          Common       Additional      During
                                           Common         Stock         Paid-in      Development
                                           Stock          Amount        Capital         Stage          Total
                                           -----          ------        -------         -----          -----
BALANCE, MAY 21, 2007                            --      $     --      $     --       $      --      $      --

Stock issued for cash on June 29,
 2007 @ $0.005 per share                 11,200,000        11,200        (3,200)                         8,000

Stock issued for cash advanced on
 behalf of the Company on July 18,
 2007 @ $0.005 per share                  9,800,000         9,800        (2,800)                         7,000

Net loss, July 31, 2007                                                                  (7,590)        (7,590)
                                         ----------      --------      --------       ---------      ---------

BALANCE, JULY 31, 2007                   21,000,000        21,000        (6,000)         (7,590)         7,410
                                         ==========      ========      ========       =========      =========
Stock issued for cash on January 30,
 2008 @ $0.02 per share                  22,400,000        22,400        41,600                         64,000

Net loss, July 31, 2008                                                                 (13,845)       (13,845)
                                         ----------      --------      --------       ---------      ---------

BALANCE, JULY 31, 2008                   43,400,000        43,400        35,600         (21,435)        57,565
                                         ==========      ========      ========       =========      =========

Net loss, July 31, 2009                                                                 (55,715)       (55,715)
                                         ----------      --------      --------       ---------      ---------

BALANCE, JULY 31, 2009                   43,400,000      $ 43,400      $ 35,600       $ (77,150)     $   1,850
                                         ==========      ========      ========       =========      =========


Note: On August 19, 2009 the Company effected a 7 for 1 forward split of its share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for three post-split shares of common stock. This forward split has been retro-actively applied to all previous periods.


    The accompanying note are an integral part of these financial statements

                             URBAN BARNS FOODS INC.
                            (f.k.a. HL Ventures Inc.)
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                       May 21, 2007
                                                                                                        (inception)
                                                                  Year Ended         Year Ended           through
                                                                   July 31,           July 31,           July 31,
                                                                     2009               2008               2009
                                                                   --------           --------           --------
OPERATING ACTIVITIES
  Net income (loss)                                                $(55,715)          $(13,845)          $(77,150)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Deposits                                   3,975             (4,250)              (276)
    Increase (decrease) in Accounts Payable                           1,428               (590)             1,248
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (50,492)           (18,685)           (76,177)

INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                 --             64,000             79,000
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --             64,000             79,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (50,492)            45,315              2,823

CASH AT BEGINNING OF PERIOD                                          53,315              8,000                 --
                                                                   --------           --------           --------

CASH AT END OF PERIOD                                              $  2,823           $ 53,315           $  2,823
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========

  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


    The accompanying note are an integral part of these financial statements

                             URBAN BARNS FOODS INC.
                            (f/k/a HL Ventures Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2009
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Urban Barns Foods Inc. (f/k/a HL Ventures Inc., the "Company") was incorporated under the laws of the State of Nevada on May 21, 2007. On July 22, 2009 the Company amended its Articles of Incorporation to change its name from HL Ventures Inc. to Urban Barns Foods Inc. as well as increase the authorized shares to 100,000,000, $0.001 par value common shares from 75,000,000, $0.001 par value common shares. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company conducted exploration activities on its Luk 1-4 mineral claims in Esmeralda County, Nevada during April-May 2008 but results of the exploration program were limited and it was eventually decided, after discussions with the Company's consulting geologist, to abandon any further exploration on the claims. Based on the poor showings of its exploration program the Company proceeded to look at other business opportunities in the aim of maximizing shareholder wealth.

On July 22, 2009, the Company entered into a binding letter of intent (the "LOI") with Urban Barns Foods Inc., an Alberta company ("UB"). Pursuant to the terms of the LOI, the Company and UB have agreed to engage in a share exchange which, if completed, would result in UB becoming a wholly owned subsidiary of the Company. On July 22, 2009 the Company filed an amendment to its articles of incorporation to change its name from HL Ventures Inc. to Urban Barns Foods Inc.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization, development of its business plan and had previously commenced limited exploration activities on its mining claims.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a July 31 year-end.

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

                             URBAN BARNS FOODS INC.
                            (f/k/a HL Ventures Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

F. REVENUE

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has not generated any revenue since its inception.

G. ADVERTISING

The Company will expense its advertising when incurred. There has been no advertising since inception.

                             URBAN BARNS FOODS INC.
                            (f/k/a HL Ventures Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS:

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

                             URBAN BARNS FOODS INC.
                            (f/k/a HL Ventures Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2009
--------------------------------------------------------------------------------

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

In  December  2007,  the FASB,  issued  FAS No.  141  (revised  2007),  Business
Combinations.   This  Statement   replaces  FASB  Statement  No.  141,  Business

                             URBAN BARNS FOODS INC.
                            (f/k/a HL Ventures Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from May 21, 2007 (inception) to July 31, 2009 and generated a net loss of $77,150. This condition raises substantial doubt about the Company's ability to continue as a going concern. Even though the Company is currently in the development stage and has minimal expenses, management does not believe that the company's current cash of $2,823 will be sufficient to cover the expenses they will incur during the next twelve months.

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

                             URBAN BARNS FOODS INC.
                            (f/k/a HL Ventures Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2009
--------------------------------------------------------------------------------

NOTE 6. INCOME TAXES

                                                             As of July 31, 2009
                                                             -------------------
     Deferred tax assets:
       Net operating tax carryforwards                            $ 77,150
       Other                                                             0
                                                                  --------
       Gross deferred tax assets                                    26,231
       Valuation allowance                                         (26,231)
                                                                  --------

       Net deferred tax assets                                    $      0
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

NOTE 7. NET OPERATING LOSSES

As of July 31, 2009, the Company has a net operating loss carryforward of approximately $77,150. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

On June 29, 2007 the Company issued a total of 11,200,000 shares of common stock to one director for cash at $0.000714 per share for a total of $8,000.

On July 18, 2007 the Company issued a total of 9,800,000 shares of common stock to one director for cash advanced on behalf of the Company at $0.000714 per share for a total of $7,000.

On January 30, 2008 the Company issued a total of 22,400,000 shares of common stock to twenty six unrelated investors for cash at $0.00286 per share for a total of $64,000.

As of July 31, 2009 the Company had 43,400,000 shares of common stock issued and outstanding.

                             URBAN BARNS FOODS INC.
                            (f/k/a HL Ventures Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2009
--------------------------------------------------------------------------------

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of July 31, 2009:

     * Common stock, $ 0.001 par value: 100,000,000 shares authorized; 43,400,000 shares issued and outstanding.

NOTE 10. SUBSEQUENT EVENTS

On August 19, 2009 the Company effected a 7 for 1 forward split of its share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for seven post-split shares of common stock. This forward split has been retro-actively applied to all previous periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of July 31, 2009, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The officer and directors of Urban Barns Foods Inc., whose one year terms will expire 6/1/10, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name & Address         Age     Position      Date First Elected    Term Expires
--------------         ---     --------      ------------------    ------------

Deniz Hassan            27     President,          5/21/07            6/1/10
Office 404 - 4th Floor         Secretary,
Albany House                   Treasurer,
324-326 Regent Street          CFO, CEO &
London W1B 3HH                 Director
United Kingdom

Adrian Lee              43     Director            5/21/07            6/1/10
Office 404 - 4th Floor
Albany House
324-326 Regent Street
London W1B 3HH
United Kingdom

The foregoing persons are promoters of Urban Barns Foods Inc., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

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

CONFLICTS

None as of the date of this filing.

NOMINATING COMMITTEE

We have not implemented any material changes to the procedures by which security holders may recommend nominees to our Board of Directors during the twelve months ended July 31, 2009.

AUDIT COMMITTEE

The functions of the Audit Committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the Audit Committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director of us and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

SIGNIFICANT EMPLOYEES

Other than the senior officer described above, we do not expect any other individuals to make a significant contribution to our business.

FAMILY RELATIONSHIPS

None.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

     * any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

     * any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
     * being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
     * being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE REPORTING

Section 16(a) of the Securities Exchange Act of 1934 requires a company's directors and officers, and persons who own more than ten-percent (10%) of the company's common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and
5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based on the fact that we do not have a class of securities registered under the Section 12 of the Securities Exchange Act of 1934 none of our 10% shareholders, directors or officers have been required for file reports under Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

Our current officer receives no compensation. The current Board of Directors is comprised of Mr. Lee and Mr. Hassan.

                           SUMMARY COMPENSATION TABLE

                                                                                Change in
                                                                                 Pension
                                                                                Value and
                                                                  Non-Equity   Nonqualified
                                                                  Incentive     Deferred       All
  Name and                                                          Plan         Compen-      Other
 Principal                                    Stock      Option    Compen-       sation      Compen-
 Position         Year   Salary     Bonus     Awards     Awards    sation       Earnings     sation     Total
 --------         ----   ------     -----     ------     ------    ------       --------     ------     -----
Adrian Lee        2009     0          0          0          0         0             0           0         0
Director          2008     0          0          0          0         0             0           0         0
                  2007     0          0          0          0         0             0           0         0

Deniz Hassan      2009     0          0          0          0         0             0           0         0
CEO, CFO,         2008     0          0          0          0         0             0           0         0
President,        2007     0          0          0          0         0             0           0         0
Secretary,
Treasurer &
Director

There are no current employment agreements between the Company and its executive officer.

On June 29, 2007, a total of 1,600,000 shares of common stock were issued to Mr. Hassan in exchange for cash in the amount of $8,000 U.S., or $.005 per share. On July 18, 2007 an additional 1,400,000 shares were issued to him in exchange for $7,000 in mineral property expenses he paid on behalf of the Company. Pursuant to the 7 for 1 forward stock split that became effective on August 19, 2009, Mr. Hassan currently holds 20,500,000 shares of common stock.

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

PENSION, RETIREMENT OR SIMILAR BENEFIT PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

COMPENSATION OF DIRECTORS

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended July 31, 2009.

We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. No director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We do not currently have a compensation committee of the Board of Directors or a committee performing similar functions. The Board of Directors as a whole participates in the consideration of executive officer and director compensation.

COMPENSATION COMMITTEE REPORT

Our sole directors and executive officer have reviewed the Compensation Discussion and Analysis and the requirements pertaining to this item. Our management has determined that no disclosure is necessary as we have not adopted any compensation programs and we have approved that a statement to that effect be disclosed in this Form 10-K

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Urban Barns Foods Inc. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

          Name of                          No. of            Percentage
     Beneficial Owner(1)                   Shares           of Ownership:
     -------------------                   ------           -------------

     Deniz Hassan                        20,500,000              48%

     Adrian Lee                                   0               0%

     All Officers and
      Directors as a Group               20,500,000              48%

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

On June 29, 2007, a total of 1,600,000 shares of Common Stock were issued to Mr. Hassan in exchange for $8,000 US, or $.005 per share. On July 18, 2007 an additional 1,400,000 shares were issued to him in exchange for $7,000 in mineral property costs that he paid on behalf of the company. Pursuant to the 7 for 1 forward stock split that became effective on August 19, 2009, Mr. Hassan currently holds 20,500,000 shares of common stock. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by an officer and director of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended July 31, 2009, the total fees charged to the company for audit services including quarterly reviews were $8,000, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

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

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

Exhibit
Number                                Description
------                                -----------

  3(i)    Articles of Incorporation *
  3(ii)   Bylaws *
 10.1     Share Exchange Agreement Entered into with Urban Barns Foods Inc. (1)
 31.1     Sec. 302 Certification of Chief Executive Officer
 31.2     Sec. 302 Certification of Chief Financial Officer
 32.1     Sec. 906 Certification of Chief Executive Officer
 32.2     Sec. 906 Certification of Chief Financial Officer

----------
* Document is incorporated by reference and can be found in its entirety in our Registration Statement on Form SB-2, SEC File Number 333-145897, at the Securities and Exchange Commission website at www.sec.gov.

(1) Filed as an exhibit to our Current Report on Form 8-K filed on October 9, 2009.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 13, 2009         Urban Barns Foods Inc.


                             /s/ Deniz Hassan
                             ---------------------------------------------------
                         By: Deniz Hassan
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Director)


                             /s/ Adrian Lee
                             ---------------------------------------------------
                             Director