Form 10-K/A
period 2009-07-31
Urban Barns Foods Inc.
filed 2009-12-17
CIK 1410253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

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

                                7170 Glover Road
                                  Milner, B.C.
                                 Canada V0Z 1T0
               (Address of Principal Executive Offices & Zip Code)

                                  604-888-0420
                               (Telephone Number)

                      Office 404 - 4th Floor, Albany House
                              324-326 Regent Street
                         London, United Kingdom W1B 3HH
           (Former Address of Principal Executive Offices & Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of December 15, 2009, the registrant had 43,400,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                             URBAN BARNS FOODS INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 2.  Properties                                                          9
Item 3.  Legal Proceedings                                                   9
Item 4.  Submission of Matters to a Vote of Securities Holders               9

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters           10
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          10
Item 8.  Financial Statements                                               13
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           28
Item 9A. Controls and Procedures                                            28

                                    Part III

Item 10. Directors and Executive Officers                                   28
Item 11. Executive Compensation                                             33
Item 12. Security Ownership of Certain Beneficial Owners and Management     35
Item 13. Certain Relationships and Related Transactions                     35
Item 14. Principal Accounting Fees and Services                             35

                                     Part IV

Item 15. Exhibits                                                           36

Signatures                                                                  36

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

We are a development stage company with no revenues and a limited operating history. The principal executive offices are located at 7170 Glover Road, Milner, B.C. V0X 1T0. The telephone number is (604)888-0420.

We have sold $72,000 in equity securities and issued $7,000 in common stock in exchange for mineral property expenses paid by our officer on our behalf. From inception until the date of this filing we have had limited operating activities. Our financial statements from inception (May 21, 2007) through the year ended July 31, 2009 report no revenues and a net loss of $81,571. Our independent auditor has issued an audit opinion for Urban Barns Foods Inc. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

We incurred operating expenses of $60,135 and $13,845 for the years ended July 31, 2009 and 2008, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

Our net loss from inception (May 21, 2007) through July 31, 2009 was $81,571.

We have sold $72,000 in equity securities and issued $7,000 in common stock in exchange for mineral property expenses paid by our officer on our behalf.

LIQUIDITY AND CAPITAL RESOURCES

The following table provides selected financial data about our company for the year ended July 31, 2009.

                      Balance Sheet Data:           7/31/09
                      -------------------           -------

                      Cash                          $ 2,823
                      Total assets                  $ 3,098
                      Total liabilities             $ 5,669
                      Shareholders' equity          $(2,571)

Our cash balance at July 31, 2009 was $2,823 with outstanding liabilities of $5,669. If we experience a shortage of funds prior to generating revenue we may utilize funds from our director, who has informally agreed to advance funds, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

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

ITEM 8. FINANCIAL STATEMENTS

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Urban Barns Foods Inc. (f.k.a. HL Ventures, Inc.)
(A Development Stage Company)

We have  audited  the  accompanying  balance  sheets of Urban  Barns  Foods Inc.
(f.k.a. HL Ventures, Inc.) (A Development Stage Company) as of July 31, 2009 (restated) and July 31, 2008, and the related statements of operations, stockholders' equity and cash flows for the years ended July 31, 2009 (restated) and July 31, 2008 and since inception on May 21, 2007 through July 31, 2009 (restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Barns Foods Inc. (f.k.a. HL Ventures, Inc.) (A Development Stage Company) as of July 31, 2009 (restated) and July 31, 2008, and the related statements of operations, stockholders' equity and cash flows for the years ended July 31, 2009 (restated) and July 31, 2008 and since inception on May 21, 2007 through July 31, 2009 (restated), in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had no operation since inception and generated a net loss of $81,571, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Seale and Beers, CPAs
----------------------------------
Seale and Beers, CPAs
Las Vegas, Nevada
December 15, 2009



                50 S. Jones Blvd., Suite 202, Las Vegas, NV 89107
                   Phone: (888) 727-8251 FAX: (888) 782-2351

                             URBAN BARNS FOODS INC.
                            (f.k.a. HL Ventures Inc.)
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   July 31,           July 31,
                                                                     2009               2008
                                                                   --------           --------
                                                                  (restated)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  2,823           $ 53,315
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  2,823             53,315

OTHER ASSETS
  Deposits                                                              276              4,250
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                    276              4,250
                                                                   --------           --------

      TOTAL ASSETS                                                 $  3,098           $ 57,565
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  5,669           $     --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             5,669                 --

      TOTAL LIABILITIES                                               5,669                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 100,000,000 shares
   authorized; 43,400,000 shares issued and outstanding
   as of July 31, 2009 and July 31, 2008)                            43,400             43,400
  Additional paid-in capital                                         35,600             35,600
  Deficit accumulated during development stage                      (81,571)           (21,435)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           (2,571)            57,565
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  3,098           $ 57,565
                                                                   ========           ========


    The accompanying note are an integral part of these financial statements

                             URBAN BARNS FOODS INC.
                            (f.k.a. HL Ventures Inc.)
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                May 21, 2007
                                                                                 (inception)
                                      Year Ended           Year Ended              through
                                       July 31,             July 31,              July 31,
                                         2009                 2008                  2009
                                     -----------           -----------           -----------
                                      (restated)                                  (restated)
REVENUES
  Revenues                           $         --          $         --          $         --
                                     ------------          ------------          ------------
TOTAL REVENUES                                 --                    --                    --

OPERATIONG EXPENSES
  Professional Fees                        12,455                 8,500                20,955
  Property Expenditures                     8,500                   750                16,250
  Office and Administration                39,181                 4,595                44,366
                                     ------------          ------------          ------------
TOTAL OPERATING EXPENSES                  (60,135)              (13,845)              (81,571)

Provision for Income Taxes                     --                    --                    --
                                     ------------          ------------          ------------

NET INCOME (LOSS)                    $    (60,135)         $    (13,845)         $    (81,571)
                                     ============          ============          ============

BASIC EARNINGS PER SHARE             $      (0.00)         $      (0.00)
                                     ============          ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING             43,400,000            32,261,202
                                     ============          ============



    The accompanying note are an integral part of these financial statements

                             URBAN BARNS FOODS INC.
                            (f.k.a. HL Ventures Inc.)
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
              From May 21, 2007 (Inception) through July 31, 2009
                                   (restated)
--------------------------------------------------------------------------------

                                                                                       Deficit
                                                                                     Accumulated
                                                          Common       Additional      During
                                           Common         Stock         Paid-in      Development
                                           Stock          Amount        Capital         Stage          Total
                                           -----          ------        -------         -----          -----
BALANCE, MAY 21, 2007                            --      $     --      $     --       $      --      $      --

Stock issued for cash on June 29,
 2007 @ $0.005 per share                 11,200,000        11,200        (3,200)                         8,000

Stock issued for cash advanced on
 behalf of the Company on July 18,
 2007 @ $0.005 per share                  9,800,000         9,800        (2,800)                         7,000

Net loss, July 31, 2007                                                                  (7,590)        (7,590)
                                         ----------      --------      --------       ---------      ---------

BALANCE, JULY 31, 2007                   21,000,000        21,000        (6,000)         (7,590)         7,410
                                         ==========      ========      ========       =========      =========
Stock issued for cash on January 30,
 2008 @ $0.02 per share                  22,400,000        22,400        41,600                         64,000

Net loss, July 31, 2008                                                                 (13,845)       (13,845)
                                         ----------      --------      --------       ---------      ---------

BALANCE, JULY 31, 2008                   43,400,000        43,400        35,600         (21,435)        57,565
                                         ==========      ========      ========       =========      =========

Net loss, July 31, 2009                                                                 (60,135)       (60,135)
                                         ----------      --------      --------       ---------      ---------

BALANCE, JULY 31, 2009                   43,400,000      $ 43,400      $ 35,600       $ (81,571)     $  (2,571)
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


    The accompanying note are an integral part of these financial statements

                             URBAN BARNS FOODS INC.
                            (f.k.a. HL Ventures Inc.)
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                       May 21, 2007
                                                                                                        (inception)
                                                                  Year Ended         Year Ended           through
                                                                   July 31,           July 31,           July 31,
                                                                     2009               2008               2009
                                                                   --------           --------           --------
                                                                  (restated)                            (restated)
OPERATING ACTIVITIES
  Net income (loss)                                                $(60,135)          $(13,845)          $(81,571)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Deposits                                   3,975             (4,250)              (276)
    Increase (decrease) in Accounts Payable                           5,669               (590)             5,669
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (50,492)           (18,685)           (76,177)

INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                 --             64,000             79,000
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --             64,000             79,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (50,492)            45,315              2,823

CASH AT BEGINNING OF PERIOD                                          53,315              8,000                 --
                                                                   --------           --------           --------

CASH AT END OF PERIOD                                              $  2,823           $ 53,315           $  2,823
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========

  Income Taxes                                                     $     --           $     --           $     --
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

G. ADVERTISING

The Company will expense its advertising when incurred. There has been $1,214 spent on advertising since inception.

                             URBAN BARNS FOODS INC.
                            (f/k/a HL Ventures Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets--an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).

SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations.

                             URBAN BARNS FOODS INC.
                            (f/k/a HL Ventures Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss.

                             URBAN BARNS FOODS INC.
                            (f/k/a HL Ventures Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the six months ended June 30, 2009.

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from May 21, 2007 (inception) to July 31, 2009 and generated a net loss of $81,571. This condition raises substantial doubt about the Company's ability to continue as a going concern. Even though the Company is currently in the development stage and has minimal expenses, management does not believe that the company's current cash of $2,823 will be sufficient to cover the expenses they will incur during the next twelve months.

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

                             URBAN BARNS FOODS INC.
                            (f/k/a HL Ventures Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2009
--------------------------------------------------------------------------------

NOTE 6. INCOME TAXES

                                                             As of July 31, 2009
                                                             -------------------
     Deferred tax assets:
       Net operating tax carryforwards                            $ 81,571
       Other                                                             0
                                                                  --------
       Gross deferred tax assets                                    27,734
       Valuation allowance                                         (27,734)
                                                                  --------

       Net deferred tax assets                                    $      0
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

NOTE 7. NET OPERATING LOSSES

As of July 31, 2009, the Company has a net operating loss carryforward of approximately $81,571. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

NOTE 11. RESTATED FINANCIAL STATEMENTS

The Company has restated its financial statements for the year ended July 31, 2009. During preparation of the interim financial statements for the quarter ended October 31, 2009 it was discovered that an invoice from the Company's attorneys in the amount of $4,455 that was dated July 31, 2009 was omitted from the year end statements as it was not received till long after its invoice date. It was also discovered that an amount of $34 for monthly telephone charges for the month of August 2009 was incorrectly attributed to the month of July and recorded as a liability. These two transactions resulted in a net increase in accounts payable of $4,421 and a corresponding increase in expenses which affected accounts on the Balance sheets, Statements of Operations, Statement of Stockholders' Equity, and Statements of Cash Flows for the both the year ended July 31, 2009 as well as for the period from inception to July 31, 2009. The following is a comparison of the summarized financial statements of the Company before and after the restatement.

                             URBAN BARNS FOODS INC.
                            (f/k/a HL Ventures Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2009
--------------------------------------------------------------------------------

                                                              Year Ended                           From Inception
                                                            to July 31, 2009                      To July 31, 2009
                                                  ----------------------------------      ----------------------------------
                                                  Original     Restated       Change      Original     Restated       Change
                                                  --------     --------       ------      --------     --------       ------
BALANCE SHEET
  Accounts Payable                               $  1,248      $  5,669      $  4,421
  Total Current Liabilities                         1,248         5,669         4,421
  Total Liabilities                                 1,248         5,669         4,421
  Deficit accumulated during development stage    (77,150)      (81,571)       (4,421)
  Total Stockholders' Equity                     $  1,850      $ (2,571)     $ (4,421)

STATEMENT OF OPERATIONS
  Professional Fees                              $  8,000      $ 12,455      $  4,455     $ 16,500      $ 20,955     $  4,455
  Office and Administration                        39,215        39,181           (34)      44,400        44,366          (34)
  Total Operating Expenses                        (55,715)      (60,135)       (4,421)     (77,150)      (81,571)      (4,421)
  Net Income (Loss)                              $(55,715)     $(60,135)     $ (4,421)    $(77,150)     $(81,571)    $ (4,421)

STATEMENT OF CASHFLOWS
  Net income (loss)                              $(55,715)     $(60,135)     $ (4,421)    $(77,150)     $(81,571)    $ (4,421)
  Increase (decrease) in Accounts Payable        $  1,248      $  5,669      $  4,421     $  1,248      $  5,669     $  4,421

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The officer and directors of Urban Barns Foods Inc. as of July 31, 2009, whose one year terms will expire 6/1/10, or at such a time as their successor(s) shall be elected and qualified are as follows:

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

ITEM 11. EXECUTIVE COMPENSATION

Our current officer receives no compensation. The Board of Directors at July 31, 2009 is comprised of Mr. Lee and Mr. Hassan.

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

The following table sets forth information on the ownership of Urban Barns Foods, Inc. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of July 31, 2009:


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

December 15, 2009        Urban Barns Foods Inc.


                             /s/ Jacob Benne
                             ---------------------------------------------------
                         By: Jacob Benne
                             (Chief Executive Officer, Chief Financial Officer, President & Director)


                             /s/ Dan Meikleham
                             ---------------------------------------------------
                         By: Dan Meikleham
                             (Chief Financial Officer, Principal Accounting Officer Secreatary & Treasurer)


                             /s/ Robyn Jackson
                             ---------------------------------------------------
                         By: Robyn Jackson
                             (Director)