Form 10-Q
period 2009-10-31
Urban Barns Foods Inc.
filed 2009-12-21
CIK 1410253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________To ______________________

Commission file number: 333-145897

URBAN BARNS FOODS INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7170 Glover Road Milner, B.C., Canada V0X 1T0	604-888-0420
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of  “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐       Accelerated filer ☐     Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 21, 2009 the registrant’s outstanding common stock consisted of 47,900,000 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of Urban Barns Foods Inc. (the “Company”, “Urban Barns”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

Urban Barns Foods Inc.
(A Development Stage Company)
October 31, 2009
(Unaudited)

Financial Statement Index

Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

URBAN BARNS FOODS INC.
(f.k.a. HL Ventures Inc.)
(A Development Stage Company)
Balance Sheets

	As of	As of
	October 31, 2009 (Unaudited)	July 31, 2009

ASSETS

Current Assets
Cash	$1,046	$2,823
Cash in Trust	59,214	-

Total Current Assets	60,260	2,823

Other Assets
Deposits	175	276

Total Current Assets	175	276

Fixed Assets
Growing Machines	12,287	-
Website	7,282	-

Total Current Assets	19,568	-

TOTAL ASSETS	$80,004	$3,098

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$15,049	$5,669
Loan Payable	17,946	-

Total Current Liabilities	32,994	5,669

Long Term Liabilities
Convertible Debentures	$72,172	$-

Total Long Term Liabilities	72,172	-

Total Liabilities	105,167	5,669

Stockholders' Equity

Common stock, ($0.001 par value, 100,000,000 shares
authorized; 43,400,000 shares issued and outstanding
as of October 31, 2009 and July 31, 2009)	43,400	43,400
Additional paid-in capital	35,600	35,600
Deficit accumulated during development stage	(104,163)	(81,571)

Total Stockholders' Equity	(25,163)	(2,571)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$80,004	$3,098

URBAN BARNS FOODS INC.
(f.k.a. HL Ventures Inc.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

			May 21, 2007
	Three Months	Three Months	(inception)
	Ended	Ended	through
	October 31, 2009	October 31, 2008	October 31, 2009

Revenues
Revenues	$-	$-	$-

Total Revenues	-	-	-

Operating Expenses
Bank Charges	15	-	15
Interest Expense	672	-	672
Travel Expense	664	-	664
Consulting Fees	5,730	-	5,730
Professional Fees	15,343	3,500	36,298
Property Expenditures	-	8,500	16,250
Office and Administration	168	435	44,534

Total Operating Expenses	(22,592)	(12,435)	(104,163)
Provision for Income Taxes	-	-	-

Net Income (Loss)	$(22,592)	$(12,435)	$(104,163)

Basic earnings per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	43,400,000	43,400,000

URBAN BARNS FOODS INC.
(f.k.a. HL Ventures Inc.)
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

			May 21, 2007
	Three Months	Three Months	(inception)
	Ended	Ended	through
	October 31, 2009	October 31, 2008	October 31, 2009

OPERATING ACTIVITIES

Net income (loss)	$(22,592)	$(12,435)	$(104,163)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
(Increase) decrease in Deposits	100	4,250	(176)
Increase (decrease) in Accounts Payable	9,380	3,500	15,049
Increase (decrease) in Loan Payable	17,946	-	17,946

Net cash provided by (used in) operating activities	4,833	(4,685)	(71,345)

INVESTING ACTIVITIES

Acquisition of property and equipment	(12,287)	-	(21,287)
Acquisition of Other Assets	(7,282)	-	(7,282)

Net cash provided by (used in) investing activities	(19,568)	-	(28,568)

FINANCING ACTIVITIES

Increase (decrease) in Convertible Debentures	72,172	-	72,172
Proceeds from issuance of common stock	-	-	79,000

Net cash provided by (used in) financing activities	72,172	-	151,172

Net increase (decrease) in cash	57,438	(4,685)	51,260

Cash at beginning of period	2,823	53,315	-

Cash at end of period	$60,260	$48,630	$51,260

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

URBAN BARNS FOODS INC.
(f/k/a HL Ventures Inc.)
(A Development Stage Company)
Notes to Financial Statements
October 31, 2009

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

 Urban Barns Foods Inc. (f/k/a HL Ventures Inc., the “Company”) was incorporated under the laws of the State of Nevada on May 21, 2007.  On July 22, 2009 the Company amended its Articles of Incorporation to change its name from HL Ventures Inc. to Urban Barns Foods Inc. as well as increase the authorized shares to 100,000,000, $0.001 par value common shares from 75,000,000, $0.001 par value common shares.  The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company conducted exploration activities on its Luk 1-4 mineral claims in Esmeralda County, Nevada during April-May 2008 but results of the exploration program were limited and it was eventually decided, after discussions with the Company’s consulting geologist, to abandon any further exploration on the claims.  Based on the poor showings of its exploration program the Company proceeded to look at other business opportunities in the aim of maximizing shareholder wealth.

On July 22, 2009, the Company entered into a binding letter of intent (the “LOI”) with Urban Barns Foods Inc., an Alberta company (“UB”).  Pursuant to the terms of the LOI, the Company and UB have agreed to engage in a share exchange which would result in UB becoming a wholly owned subsidiary of the Company.  On July 22, 2009 the Company filed an amendment to its articles of incorporation to change its name from HL Ventures Inc. to Urban Barns Foods Inc.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization, development of its business plan and had previously commenced limited exploration activities on its mining claims.

NOTE 2.   BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Urban Barns Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Urban Barn’s 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009 as reported in the Form 10-K have been omitted.

Effective for the quarter ended October 31, 2009, the Company implemented ASC 855, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after October 31, 2009 up through December 21, 2009, the date the Company issued these financial statements

In July 2009, the FASB issued new guidance relating to the “FASB Accounting Standards Codification” at ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105. All other accounting literature not included in the Codification is nonauthoritative. Management is currently evaluating the impact of the adoption of ASC 105 but does not expect the adoption of ASC 105 to impact the Company’s results of operations, financial position or cash flows.

NOTE 3.   GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  The Company had no operations during the period from May 21, 2007 (inception) to October 31, 2009 and generated a net loss of $104,163.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Even though the Company is currently in the development stage and has minimal expenses, management does not believe that the company’s current cash of $60,260 will be sufficient to cover the expenses they will incur during the next twelve months.

NOTE 4.   WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common

URBAN BARNS FOODS INC.
(f/k/a HL Ventures Inc.)
(A Development Stage Company)
Notes to Financial Statements
October 31, 2009

.

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

NOTE 6.  INCOME TAXES

As of October 31, 2009

Deferred tax assets:
Net operating tax carryforwards	$104,163
Other	-0-
Gross deferred tax assets	37,560
Valuation allowance	(37,560)

Net deferred tax assets	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7.  NET OPERATING LOSSES

As of October 31, 2009, the Company has a net operating loss carry-forward of approximately $104,163.  Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of October 31, 2009 the Company had 43,400,000 shares of common stock issued and outstanding.

URBAN BARNS FOODS INC.
(f/k/a HL Ventures Inc.)
(A Development Stage Company)
Notes to Financial Statements
October 31, 2009

NOTE 9.  STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of October 31, 2009:

•	Common stock, $ 0.001 par value: 100,000,000 shares authorized; 43,400,000 shares issued and outstanding.

NOTE 10.  SUBSEQUENT EVENTS

Between September 25, 2009 and October 30, 2009, the Company entered into Secured Convertible Debenture Agreements with eight unrelated investors pursuant to which the Company agreed to issue eight debentures for total proceeds of US$71,500.

Each of the Debenture Agreements are of a three (3) year term from the date of each Debenture Agreement, secured by the vertical farming assets to be purchased, interest bearing at the rate of 12% per annum, monthly accrual, with any or all principal and accrued interest convertible into the Company’s Common Shares at a conversion rate of $1.00 per Common Share.  On November 2, 2009, pursuant to the Debenture Agreements, the Company issued warrants to purchase an aggregate of 71,500 shares of the Company’s common stock at a price of US$1.50 per share for a period of 18 months from the date of each Debenture Agreement.

On October 9, 2009 we entered into a share exchange agreement (the “Share Exchange Agreement”) with Urban Barns Foods Inc., a privately-held company incorporated under the laws of the Province of Alberta (“Urban Barns”).  Pursuant to the Share Exchange Agreement, we purchased all 1,000,000 of the issued and outstanding common shares of Urban Barns in exchange for issuing 25,000,000 shares of our common stock to the shareholders of Urban Barns.

In order to complete the share exchange, we were required to fulfill the following closing conditions under the Share Exchange Agreement:

•	appoint Jacob Benne and Daniel Meikleham to our Board of Directors;

•	accept the resignations of Deniz Hassan and Adrian Lee from our Board of Directors; and

•	cancel 20,500,000 shares of our common stock registered in the name of Deniz Hassan, our former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.

On December 4, 2009 we satisfied all of the conditions and the share exchange between us and Urban Barns was closed.  As a result, Urban Barns is now our wholly owned subsidiary, and we have adopted the business of Urban Barns, which is the production of select organic and conventional fruits and vegetables in secure and controlled urban indoor environments.  In anticipation of the share exchange, we changed our name from HL Ventures Inc. to Urban Barns Foods Inc. on July 22, 2009.  A full description of the terms of the Share Exchange Agreement can be found in our Current Report on Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”) on October 9, 2009.

Before the closing of the share exchange, we had 43,400,000 issued and outstanding shares of our common stock. Upon the closing of the share exchange, we entered into a share cancellation agreement with Deniz Hassan, our former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director, to cancel 20,500,000 shares of our common stock registered in his name, and issued 25,000,000 shares of our common stock to the former shareholders of Urban Barns.  These shares were issued in reliance upon an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”).  As of the filing of this Quarterly Report on Form 10-Q there were 47,900,000 issued and outstanding shares of our common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report on Form 10-Q contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs and the risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

Results of Operations

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $22,592 for the three months ended October 31, 2009.  These expenses consisted of $1,519 in general operating expenses, $5,730 in consulting fees and $15,343 in professional fees.  For the same quarter ended October 31, 2008 we incurred operating expenses of $12,435.  These expenses consisted of $8,500 in mineral property expenditures, $435 in general operating expenses and $3,500 in professional fees.

Our net loss from inception (May 21, 2007) through October 31, 2009 was $104,163.

We have sold $72,000 in equity securities and issued $7,000 in common stock in exchange for mineral property expenses paid by our officer on our behalf.

The following table provides selected financial data about our company for the quarter ended October 31, 2009.

Balance Sheet Data:	10/31/09
Cash	$ 60,260
Fixed assets	$ 19,568
Total assets	$ 80,004
Total liabilities	$ 105,167
Shareholders' equity	$ (25,163)

Liquidity and Capital Resources

Our cash balance at October 31, 2009 was $60,260.  We are a development stage company and have generated no revenue to date.

Plan of Operation

Recently, our management decided to focus on acquiring or merging with one or more operating businesses.  Our efforts to identify a target business resulted in the Share Exchange Agreement with Urban Barns Foods Inc., a private company.  On December 4, 2009 the share exchange with Urban Barns closed, and we accordingly adopted the business of Urban Barns.  We are now an urban produce production company that aims to be the supplier of choice of fresh, locally grown, high-quality organic and conventional fruits and vegetables for urban consumers.

We estimate that our expenses over the next 12 months (beginning December 2009) will be approximately $2,301,800 as summarized in the table below.  These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from investors or other sources.

Description	Potential Completion Date	Estimated Expenses ($)
Seedling purchases	12 months	96,000
Packaging	12 months	76,800
Direct cost of sales (including research and development)	12 months	979,200
Shipping	12 months	225,000
Payroll	12 months	350,000
Advertising and marketing	12 months	370,000
General and administrative expenses	12 months	204,800
Total		2,301,800

Our general and administrative expenses for the year will consist of professional fees, office maintenance, communication expenses (cellular, internet, fax and telephone), bank charges, courier and postage costs, office supply costs and fees related to our website. Our professional fees will include legal, accounting and auditing fees related to our regulatory filings throughout the year.

Based on our planned expenditures, we require additional funds of $2,301,800 to proceed with our business plan over the next 12 months.  If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our obligations as they become due.  In such event, we will be forced to scale down or perhaps even cease our operations.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of October 31, 2009 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies are included in note 2 of the Notes to our Financial Statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by our management.

a.	Basis of Accounting The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a July 31 year-end.

b.
Basic Earnings per Share

In February 1997, the FASB issued SFAS No. 128, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.  SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.  The Company has adopted the provisions of SFAS No. 128 effective May 21, 2007 (inception).

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

d.
Revenue

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured.  The Company has not generated any revenue since its inception.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2009. Based on the evaluation of these disclosure controls and procedures the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

During the period covered by this report there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

December 21, 2009	Urban Barns Foods Inc.

/s/ Jacob Benne
By: Jacob Benne
Chief Executive Officer, President, & Director

/s/ Daniel Meikleham
By: Daniel Meikleham
Chief Financial Officer, Principal Accounting Officer & Director