Form 10-Q
period 2010-01-31
Urban Barns Foods Inc.
filed 2010-03-31
CIK 1410253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

As of March 30, 2010 the registrant’s outstanding common stock consisted of 48,259,573 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of Urban Barns Foods Inc. (the “Company”, “Urban Barns”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

Urban Barns Foods Inc.
(A Development Stage Company)
January 31, 2010
(Unaudited)

Financial Statement Index

Balance Sheets	F-1
Statements of Expenses	F-2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

URBAN BARNS FOODS INC.
(f.k.a. HL Ventures Inc.)
(A Development Stage Company)
Balance Sheets
(Unaudited)

	As of	As of
	January 31, 2010	July 31, 2009
	(Unaudited)	(Unaudited)

ASSETS

Current Assets
Cash	$22,049	$1,081

Total Cash	22,049	1,081

Other Assets
Deposits	175	-

Total Other Assets	175	-

Total Current Assets	22,224	1,081

Fixed Assets
Growing Machines (Net of Depreciation)	11,672	-
Website (Net of Depreciation)	6,917	-

Total Fixed Assets	18,590	-

TOTAL ASSETS	$40,814	$1,081

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable (see Note 5)	$56,489	$-
Capital Lease Payable	5,611	-

Total Current Liabilities	62,100	-

Long Term Liabilities
Convertible Debentures (Net of Discount)	$19,324	$-

Total Long Term Liabilities	19,324	-

Total Liabilities	81,424	-

Stockholders' Equity

Common stock, ($0.001 par value, 100,000,000 shares authorized; 48,009,573 and 400,000 shares issued and outstanding as of January 31, 2010 and July 31, 2009 respectively)	48,010	1,846
Additional paid-in capital	24,296	-
Comprehensive Income	(2,330)
Deficit accumulated during development stage	(110,585)	(765)

Total Stockholders' Equity	(40,610)	1,081

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY	$40,814	$1,081

URBAN BARNS FOODS INC.
(f.k.a. HL Ventures Inc.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	July 3, 2009 (inception)
	Ended	Ended	Ended	Ended	through
	January 31, 2010	January 31, 2009	January 31, 2010	January 31, 2009	January 31, 2010
	(Unaudited)		(Unaudited)		(Unaudited)

Revenues

Revenues	$-	$-	$-	$-	$-

Gross Profit	-	-	-	-	-

Operating Expenses
Research & Development	19,827	-	20,431	-	20,431
Depreciation Expense	652	-	652	-	652
Bank Charges	80	-	125	-	125
Travel Expense	3,832	-	8,936		8,936
Consulting Fees	-	-	9,750	-	9,750
Professional Fees	52,448	-	-	-	-
Property Expenditures	-	-	58,202	-	58,876
Office and Administration	-	-	-	-	-
			-	-	91

Total Operating Expenses	(76,839)	-	(98,096)	-	(98,861)

Operating Income (Loss)	$(76,839)	$-	$(98,096)	$-	$(98,861)

Other Income and Expenses
Interest Expense	(11,669)	-	(11,724)	-	(11,724)

Net Income (Loss) before Taxes	$(88,509)	$-	$(109,820)	$-	$(110,585)

Provision for Income Taxes	-	-	-	-	-

Net Income (Loss)	$(88,509)	$-	$(109,820)	$-	$(110,585)

Basic earnings per share	$(0.00)	$-	$(0.01)	$-	$

Weighted average number of common shares outstanding	30,485,025	-	16,014,523	-

URBAN BARNS FOODS INC.
(f.k.a. HL Ventures Inc.)
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

			July 3, 2009
	Six Months	Six Months	(inception)
	Ended	Ended	through
	January 31, 2010	January 31, 2009	January 31, 2010
	(Unaudited)		(Unaudited)

OPERATING ACTIVITIES

Net income (loss)	$(109,820)	$-	$(110,585)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Depreciation Expense	652		652
Amortization of OID	9,905	-	9,905
Conversion Inducement Expense	8,936	-	8,936

	(90,327)	-	(91,092)

Changes in operating assets and liabilities:
Increase (decrease) in Accrued Interest	1,638	-	1,638
Increase (decrease) in Interest Payable	53	-	53
Increase (decrease) in Accounts Payable	17,287	-	17,287

Net cash provided by (used in) operating activities	(71,349)	-	(72,114)

INVESTING ACTIVITIES

Acquisition of property and equipment	-	-	-
Acquisition of Other Assets	-	-	-

Net cash provided by (used in) investing activities	-	-	-

FINANCING ACTIVITIES

Proceeds from Cash Acquired with Merger	86,401	-	86,401
Proceeds from Capital Lease Payable	5,641	-	5,641
Proceeds from issuance of common stock	2,774	-	4,620

Net cash provided by (used in) financing activities	94,816	-	96,662

Foreign Currency Conversion	(2,499)	-	(2,499)

Net increase (decrease) in cash	20,968	-	22,049

Cash at beginning of period	1,081	-	-

Cash at end of period	$22,049	$-	$22,049

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Non-cash transactions :

Debt Converted to Equity	$42,500	$-	$42,500

Convertible Notes Converted	$49,000	$-	$49,000

Original Issue Discount (OID) Expensed	$9,905	$-	$9,905

Conversion Inducement Expense	$8,936	$-	$8,936

Upon Merger, in addition to caash, we acquired the following assets:

Fixed Assets - Growing Machines	$12,082	$-	$12,082
Fixed Assets - Website	1,282	$-	$1,282
Deposits	175	$-	$175

URBAN BARNS FOODS INC.
(f/k/a HL Ventures Inc.)
(A Development Stage Company)
Notes to Financial Statements
January 31, 2010

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

On December 4, 2009, the Company closed a Reverse Take Over (RTO) transaction with Urban Barns Foods Inc., a privately-held company incorporated July 3, 2009 under the laws of the Province of Alberta (“UB”).  In accordance with the RTO, the Company issued 25,000,000 shares of common stock to the shareholders of Urban Barns in exchange for 100% of the issued and outstanding shares of common stock of Urban Barns. Also in accordance with the RTO, the Company cancelled 20,500,000 shares of common stock held by our former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.

Our financial statements present the historical operations of UB from July 3, 2009, and the combined operations of UB and the Company from December 4, 2009, through January 31, 2010.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization, and development of its business plan.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a July 31 year-end.

b.   Basic Earnings per Share

In February 1997, the FASB (Financial Accounting Standards Board) issued ASC-260 (Accounting Standards Codification-260), “Earnings per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.  ASC-260 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.  The Company has adopted the provisions of ASC-260 effective May 21, 2007 (inception).

URBAN BARNS FOODS INC.
(f/k/a HL Ventures Inc.)
(A Development Stage Company)
Notes to Financial Statements
January 31, 2010

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted earnings per share are the same as basic earnings per share due to the operating loss, which makes our contingently issuable shares anti-dilutive.

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

d.   Income Taxes

Income taxes are provided in accordance with FASB issued (ASC-740), Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

e.   Revenue

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured.  The Company has not generated any revenue since its inception.

f.   Depreciation

The Company entered into a 33-month capital lease for equipment to conduct research and development. Due to the nature of the research, the leased equipment does not have any resale value and has been expensed out fully as research and development; however the Company carries a liability for the outstanding balance of the lease payments. The capital portion of the lease payments will be applied to reduce the liability and the interest portion will be expensed as interest. The Company’s obligation to service this debt is $227 per month until April 2012. The Company also purchased some other equipment for research and development and records it on the balance sheet as fixed assets. These assets are written down every four years with the expense being recorded as research and

f.   Depreciation (Continued)

development. The Company’s website is under construction and will be interactive with the clients, who will be able to place orders directly thorough the web portal. As a result of the interactivity the website will be carried as an asset on the balance sheet and depreciated over time.

g.   Consolidated Financial Statements

This is the first reporting period since the Company acquired UB. The financial information is presented on an unaudited consolidated basis.

URBAN BARNS FOODS INC.
(f/k/a HL Ventures Inc.)
(A Development Stage Company)
Notes to Financial Statements
January 31, 2010

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics.  This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815.  The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments.  The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required.  The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption.  The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation – Stock Compensation (Topic 718).  This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics—Technical Corrections to SEC Paragraphs.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

URBAN BARNS FOODS INC.
(f/k/a HL Ventures Inc.)
(A Development Stage Company)
Notes to Financial Statements
January 31, 2010

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.  (See EITF 09-1 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements.  This update changed the accounting model for revenue arrangements that include both tangible products and software elements.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.  This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP.  This amendment has eliminated that residual method of allocation.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”).  The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender.  An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors.  EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope.  Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.  The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board (ASC Topic 805), Business Combinations, and (ASC Topic 810), Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

URBAN BARNS FOODS INC.
(f/k/a HL Ventures Inc.)
(A Development Stage Company)
Notes to Financial Statements
January 31, 2010

NOTE 3.   GOING CONCERN

The accompanying financial statements are presented on a going concern basis. This is the first reporting period since the Company acquired UB. The financial information is presented on an unaudited consolidated basis. Neither the parent Company nor the newly acquired subsidiary (UB) had operations during the period from July 3, 2009 (inception) to January 31, 2010 and generated a net loss of $110,585.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently in the development stage and has minimal expenses, management does not believe that the company’s current cash of $22,224 will be sufficient to cover the expenses they will incur during the next twelve months. The Company will require additional capital to become operational. The Company plans to generate working capital through the issuance of common shares to unrelated parties for cash. There is no assurance that the Company will be able to raise sufficient capital from the sale of common shares to become operational.

NOTE 4.   WARRANTS AND OPTIONS

During September and October 2009, before the common stock began trading, the Company sold in a private placement to qualified buyers and accredited investors 71,500 Note Units (the Note Offering).  Each Note Unit consisted of $1.00 principal amount of 12% secured Notes (collectively, the Notes) due during September and October 2012 and 1 (one) Common Stock Warrant (collectively, the Warrants) to purchase 1 (one) share of the Company’s Common Stock, par value $0.001 per share (the Common Stock), at an exercise price of $1.50 per share, exercisable at any time until March and April 2011 (18 months from investment date). Total funds received of $71,500 were allocated $14,858 to the Warrants and $56,642 to the Notes.  The fair Value of the Warrants of $18,755 at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional paid-in capital and reduced the carrying value of the Notes. The discount on the Notes is being amortized to interest expense over the term of the Notes.  At January 31, 2010, the unamortized discount on the Notes is approximately $4,128.

Interest on the Notes is accruing monthly until maturity payable September and October 2012.  The Notes will mature during September and October 2012.  The Notes are redeemable at the option of the Company prior to September and October 2012, in whole or in part, at an initial redemption price of 100% of the aggregate principal amount of the Notes until September and October 2012 plus accrued and unpaid interest, if any, to the date of redemption.

Due to an accounting error, the Company failed to disclose the terms of the warrants and convertible debt and the related discount value in the first quarter financial statements. A discount value of $14,858 has been applied to the Convertible Debentures for the value of the warrants issued. This led to expenses being understated by $341, liabilities were overstated by $14,517, and capital understated by $14,858.  The Company has now correctly accounted for these amounts in this second quarter filing. The Company does not believe the undisclosed $341 additional expenses incurred in the first quarter is a material event to require a restatement of the first quarter results. The discount is amortized over the 36-month term of the Convertible Debenture or will be recognized in full upon conversion or redemption and will be expensed as Interest Expense. To date, the Company’s stock has not traded at or above the exercise price.

During this period the Company also issued 50,000 warrants with an Exercise Price of $1.25 per share and Expiry Date of December 17, 2012, to investors in connection with a $42,500 private placement. The cost of these warrants has been treated as an expense related to an Equity Offering (ASC 505-10-S25).

The total number of shares that could be issued in connection with our Convertible Debentures and warrants is 193,000.

The Company offered an inducement to the debenture holders by offering a reduced conversions price of $0.85 per share. Debenture holders owning $49,000 of the $71,500 total accepted the offer to convert their note plus accrued interest. A total amount of $8,936 was expensed as Conversion Inducement and an offsetting amount to Additional Paid in Capital.

URBAN BARNS FOODS INC.
(f/k/a HL Ventures Inc.)
(A Development Stage Company)
Notes to Financial Statements
January 31, 2010

NOTE 5.   RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become available.

Thus they may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

The Company’s research and development is conducted by a shareholder at a facility owned by a company that shareholder has an interest in. Under this program the Company spent $20,431 amount classified as research and development. $16,672 amount of our accounts payable are to this related party.

NOTE 6.  INCOME TAXES

As of January 31, 2010

Deferred tax assets:
Net operating tax carryforwards	$110,585
Other	-0-
Gross deferred tax assets	40,090
Valuation allowance	(40,090)

Net deferred tax assets	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7.  NET OPERATING LOSSES

As of January 31, 2010, the Company has a net operating loss carry-forward of approximately $110,585.  Net operating loss carryforward expires twenty years from the date the loss was incurred.

URBAN BARNS FOODS INC.
(f/k/a HL Ventures Inc.)
(A Development Stage Company)
Notes to Financial Statements
January 31, 2010

NOTE 8.  STOCK TRANSACTIONS

Transactions, other than employees’ stock issuance, are in accordance with paragraph 8 of ASC-718. Thus issuances shall be accounted for based on the fair value of the consideration received.  Transactions with employees’ stock issuance are in accordance with paragraphs (16-44) of ASC-718. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On July 9, 2009 the Company issued a total of 20,000 shares of common stock to one investor for cash at $0.0046 per share for a total of $87.

On July 27, 2009 the Company issued a total of 120,000 shares of common stock to one investor for cash at $0.0046 per share for a total of $556.

On July 29, 2009 the Company issued a total of 126,000 shares of common stock to one investor for cash at $0.0046 per share for a total of $582.

On July 31, 2009 the Company issued a total of 134,000 shares of common stock to one investor for cash at $0.0046 per share for a total of $622.

On August 14, 2009 the Company issued a total of 400,000 shares of common stock to one investor for cash at $0.0046 per share for a total of $1,849.

On August 14, 2009 the Company issued a total of 200,000 shares of common stock to one investor for cash at $0.0046 per share for a total of $925.

On December 4, 2009, as per the Share Exchange Agreement dated October 9, 2009, 43,450,000 shares of common stock, which was all the issued and outstanding stock of Urban Barns Foods Inc. (f/k/a HL Ventures Inc.), was transferred to UB. Also in accordance with the Share Exchange Agreement, the Company issued 25,000,000 shares of common stock to the shareholders of Urban Barns in exchange for the issued and outstanding shares of common stock of Urban Barns and the Company cancelled 20,500,000 shares of common stock held by our former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.

On January 14, 2010, five of the Secured Convertible Debenture Agreements were converted into a total of 59,573 shares of common stock.

As of January 31, 2010 the Company had 48,009,573 shares of common stock issued and outstanding.  (As of February 10, 2010 the company had 48,259,573 shares of common stock issued and outstanding. See Note 11.)

NOTE 9.  STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of January 31, 2010:

•	Common stock, $ 0.001 par value: 100,000,000 shares authorized; 48,009,573 shares issued and outstanding.

URBAN BARNS FOODS INC.
(f/k/a HL Ventures Inc.)
(A Development Stage Company)
Notes to Financial Statements
January 31, 2010

NOTE 10.  DEBENTURES PAYABLE

At January 31, 2010 the Company has a balance of $22,500 debentures at 12% interest, carrying a $4,128 discount, which mature and are payable on September 25, 2012. The total accrued and unpaid interest on January 31, 2010, is $953. The Company’s obligation to service this debt is $235 per month. The debentures can be converted at a conversion price of $1.00 per share for any principal and accrued interest.  At January 31, 2010, the debentures, including accrued interest, could convert to a total of no more than 23,453 shares of the Company’s common stock.

NOTE 11.  SUBSEQUENT EVENTS

The Company raised $200,000 by entering into subscription agreements with a non-US investor (the "Investor") for the sale of shares at a price of $0.80 per share (the "Shares"). In addition, the Company granted a warrant for every share issued to the Investor. The warrants are non-transferable securities to purchase one further share of the Company's common stock at an exercise price of $1.08 per share at any time during twelve months from the date of issuance and at an exercise price of $1.20 per share at any time during twenty-four months from the date of issuance. These warrants expire twenty-four months from the date of issuance of the warrant certificate.

The full subscription price was delivered to the Company’s lawyer in the form of $200,000 cash on January 29, 2010 and was held in trust pending the completion of the subscription documents.  There were no commissions or fees deducted from this capital raise. The subscription documents were completed and the shares and warrants were issued on February 10, 2010.

Subsequent events have been analyzed through March 30, 2010.

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

We incurred operating expenses of $98,861 for the six months ended January 31, 2010.  These expenses consisted of $4,565 in general operating expenses, $19,827 in research and development expenses, $8,936 conversion inducement expenses and $52,448 in professional fees.  For the same period ended January 31, 2009 we incurred operating expenses of $0 as the Company was incorporated on July 3, 2009.

Our net loss from inception (July 3, 2009) through January 31, 2010 was $110,585.

The following table provides selected financial data about our company for the quarter ended January 31, 2010.

Balance Sheet Data:	01/31/10
Cash	$22,049
Fixed assets	$18,590
Total assets	$40,814
Total liabilities	$81,424
Shareholders' equity	$(40,610)

Liquidity and Capital Resources

As of January 31, 2010, we had cash of $22,049 in our bank accounts and a working capital deficit of $39,876.

For the six months ended January 31, 2010, we had net cash spending of $98,096 on operating activities, compared to net cash spending of $0 on operating activities during the same period in 2009. The increase of the cash used in operating activities for the six months ended January 31, 2010 was primarily due to Legal and Accounting costs.

During the six months ended January 31, 2010, we had a decrease in cash of $0 due to investing activities, compared to net cash decrease of $0 due to financing activities during the same period in fiscal 2009. The decrease in cash from investing activities was due to the acquisition of growing equipment and the company’s website.

During the six months ended January 31, 2010, we received net cash of $98,861 from financing activities, compared to net cash received of $0 from financing activities during the same period in fiscal 2009. The increase in cash from financing activities was due to the issuance of Convertible Debentures and the issuance of common stock.

Our cash level increased by $22,049 during the six months ended January 31, 2010.

We anticipate that we will meet our ongoing cash requirements by retaining income as well as through equity or debt financing.  We plan to cooperate with various individuals and institutions to acquire the financing required to produce and distribute our products and anticipate this will continue until we accrue sufficient capital reserves to finance all of our productions independently.

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

Off-Balance Sheet Arrangements

As of January 31, 2010 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Basic Earnings per Share

In February 1997, the FASB issued ASC-260, “Earnings per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.  ASC-260 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.  We have adopted the provisions of ASC-260 effective May 21, 2007 (inception). Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in our company.

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

Depreciation

We depreciate our fixed assets once they have been placed into service. Equipment purchased or leased for research and development are fully expensed as research and development. We are currently developing an interactive website and classify it as a balance sheet asset and is depreciated over 5 years.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2010. Based on the evaluation of these disclosure controls and procedures the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Controls

During the quarter covered by this report there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS

During the period covered by this report we had the following issuances of previously undisclosed and unregistered securities:

•
On December 17, 2009 we issued 50,000 units at $0.85 per unit for gross proceeds of $42,500 to one non-US investor.  Each unit consists of one share of our common stock and a warrant to purchase an additional share of our common stock at $1.25 per share for a period of twenty four months.  These securities were issued pursuant to exemptions from prospectus requirements under Regulation S of the Securities Act of 1933, as amended.

•
On January 14, 2010 we converted $50,637.50 worth of convertible debentures into shares of our common stock for an aggregate of 59,573 shares.   The former debenture holders continue to own Warrants which represent the right to purchase from the Company up to 49,000 shares of common stock at the purchase price of $1.50 per share exercisable at any time until April 30, 2011.   These securities were issued pursuant to exemptions from prospectus requirements under Regulation S of the Securities Act of 1933, as amended.

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

March 31, 2010	Urban Barns Foods Inc.

/s/ Jacob Benne By: Jacob Benne (Chief Executive Officer, President, & Director)

/s/ Daniel Meikleham By: Daniel Meikleham (Chief Financial Officer, Principal Accounting Officer & Director)