Form 10-Q
period 2010-04-30
Urban Barns Foods Inc.
filed 2010-06-21
CIK 1410253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

As of June 21, 2010 the registrant’s outstanding common stock consisted of 49,804,758 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim financial statements of Urban Barns Foods Inc. (the “Company”, “Urban Barns”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

Urban Barns Foods Inc.
(A Development Stage Company)
April 30, 2010
(Unaudited)

Financial Statement Index

Consolidated Balance Sheets	F-1
Consolidated Statements of Expenses	F-2
Consolidated Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

Urban Barns Foods Inc.
(fromerly HL Ventures Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	April 30, 2010 $ (unaudited)	July 31, 2009 $

ASSETS

Current Assets

Cash	144,787	1,081
Prepaid Expenses	11,000	–

Total Current Assets	155,787	1,081

Deferred Financing Charges	250,175	–
Property and Equipment (Note 4)	14,384	–
Website (Note 4)	6,553	–

Total Assets	426,899	1,081

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable	63,790	–
Due to a Related Party (Note 7)	18,648	–
Capital Lease Payable	5,307	–

Total Liabilities	87,745	–

Stockholders’ Equity

Common Stock Authorized: 100,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 49,804,768 and 400,000 common shares, respectively	49,805	1,846

Additional Paid-In Capital	496,291	–

Accumulated Deficit During the Development Stage	(206,942)	(765)

Total Stockholders’ Equity	339,154	1,081

Total Liabilities and Stockholders’ Equity	426,899	1,081

Nature of Operations and Continuance of Business (Note 1)

(The accompanying notes are an integral part of these financial statements)

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended April 30, 2010 $	For the Nine Months Ended April 30, 2010 $	Accumulated from July 3, 2009 (Date of Inception) to April 30, 2010 $

Revenue	–	–	–

Expenses

Accretion expense	4,128	14,033	14,033
Depreciation (Note 4)	980	1,632	1,632
Foreign exchange loss	2,235	4,565	4,565
General and administrative	28,089	35,564	35,655
Professional fees	52,076	110,278	110,952
Research and development	8,427	28,858	28,858

Total Expenses	95,935	194,930	195,695

Operating Loss	(95,935)	(194,930)	(195,695)

Other Expenses
Interest expense	(422)	(2,311)	(2,311)
Loss on settlement of convertible debt	–	(8,936)	(8,936)

Net Loss	(96,357)	(206,177)	(206,942)

Loss Per Share – Basic and Diluted Net Loss Per Share – Basic and Diluted	–	(0.01)

Weighted Average Shares Outstanding	48,561,893	26,625,204

(The accompanying notes are an integral part of these financial statements)

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the Nine Months Ended April 30, 2010 $	Accumulated from July 3, 2009 (Date of Inception) to April 30, 2010 $

Operating Activities

Net loss for the period	(206,177)	(206,942)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Accretion expense	14,033	14,033
Depreciation	1,632	1,632
Loss on settlement of convertible debt	8,936	8,936

Changes in operating assets and liabilities:

Prepaid expense	(11,000)	(11,000)
Accounts payable	34,507	34,507
Capital lease payable	5,307	5,307

Net Cash Used In Operating Activities	(152,762)	(153,527)

Investing Activities

Purchase of property and equipment	(3,326)	(3,326)

Net Cash Used In Investing Activities	(3,326)	(3,326)

Financing Activities

Cash acquired on acquisition	86,401	86,401
Proceeds from issuance of common shares	202,691	204,537
Repayment of loan payable	(7,946)	(7,946)
Proceeds from related parties	18,648	18,648

Net Cash Provided By Financing Activities	299,794	301,640

Increase in Cash	143,706	144,787

Cash – Beginning of Period	1,081	–

Cash – End of Period	144,787	144,787

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

Non-cash investing and financing activities:
Issuance of common shares to settle loan payable	42,500	–
Issuance of common shares for financing fees	250,000	–
Issuance of common shares to settle convertible debt	83,447	–

(The accompanying notes are an integral part of these financial statements)

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

Urban Barns Foods Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 21, 2007 as HL Ventures Inc.  On July 22, 2009 the Company filed an amendment to its articles of incorporation to change its name from HL Ventures Inc. to Urban Barns Foods Inc. as well as increase the number of authorized common shares from 75,000,000 to 100,000,000 shares.

On December 4, 2009, the Company closed a reverse takeover transaction with Urban Barns Foods Inc., a privately-held company incorporated July 3, 2009 under the laws of the Province of Alberta (“UB”).  In accordance with the RTO, the Company issued 25,000,000 shares of common stock to the shareholders of Urban Barns in exchange for 100% of the issued and outstanding shares of common stock of Urban Barns. As part of the acquisition, the Company also cancelled 20,500,000 shares of common stock held by our former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.  The Company is a development stage company and is an urban produce production company that aims to be the supplier of choice for fresh and high-quality organic and conventional fruits and vegetables for urban consumers.

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at April 30, 2010, the Company has not realized any revenues and has an accumulated deficit of $206,942. The continued operations of the Company are dependent on its ability to generate future cash flows from operations or obtain additional financing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of Presentation and Principles of Consolidation

The consolidated financial statements and the related notes of the Company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in United States dollars.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Urban Barns USA Inc.  All inter-company accounts and transactions have been eliminated.  The Company’s fiscal year-end is July 31.

(b)	Use of Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, fair value on share-based payments, and valuation allowances on deferred income tax losses. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(d)	Interim Financial Statements

These interim unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

(e)	Website Development Costs

Website development costs consist of costs incurred to develop internet web sites to promote, advertise, and earn revenue with respect to the Company’s business operations.  Costs are capitalized in accordance with ASC 350-50, Intangible Assets – Goodwill and Other - Web Site Development Costs, and are amortized at a rate of 30% per annum commencing when the internet web site has been completed subject to a half-year rule in the first year of amortization.

(f)	Property and Equipment

Property and equipment consists of office equipment and is stated at cost and amortized at 25% per annum.

(g)	Impairment of Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, management tests long-lived assets to be held and used for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

(h)	Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue consists of the sale of produce and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured.

(i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

(j)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at April 30, 2010 and July 31, 2009, the Company had no items that affected comprehensive loss.

(k)	Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

(l)	Foreign Currency Translation

The Company’s functional currency and its reporting currency is the United States dollar and foreign currency transactions are primarily undertaken in Canadian dollars. The financial statements of the Company are translated to US dollars in accordance with ASC 830, Foreign Currency Translation Matters using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

(m)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260 Earnings Per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

(n)	Financial Instruments and Fair Value Measures

The Company’s financial instruments consist principally of cash, deferred financing charges, accounts payable and accrued liabilities, and amounts due to a related party. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash and cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Management believes that the recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

(o)	Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

On September 30, 2009, the Company adopted changes issued by FASB to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s financial statements.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

(o)	Recent Accounting Pronouncements (continued)

Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Acquisition of Urban Barns Foods Inc.

On December 4, 2009, the Company acquired 100% of the issued and outstanding common shares of Urban Barns Foods Inc. (“Urban Barns”) in exchange for 25,000,000 common shares.  As part of the acquisition of Urban Barns, the Company transferred 43,400,000 issued and outstanding common shares to Urban Barns and cancelled 20,500,000 common shares held by the former President and Director of the Company.  The transaction was accounted for as a “reverse merger” using the purchase method of accounting, with the former shareholders of Urban Barns controlling 52% of the issued and outstanding common shares of the Company after the closing of the acquisition. Accordingly, Urban Barns was deemed to be the acquirer for accounting purposes.

The purchase price was allocated to the following assets and liabilities:

$
Fair value of Urban Barns net assets

Cash and cash equivalents	86,401
Deposit	175
Property and equipment	19,243
Accounts payable	(31,394)
Convertible Debentures	(108,813)

Excess purchase price	(34,388)
Fair value of common shares issued (25,000,000 shares)	34,388
–

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

4.	CapitalAssets

	Cost $	Accumulated Amortization $	April 30, 2010 Net Carrying Value $	July 31, 2009 Net Carrying Value $
Equipment	15,408	1,024	14,384	–
Website Development Costs	7,161	608	6,553	–

	22,569	1,632	20,937	–

5.	Convertible Debentures

a)
In September 2009, the Company issued $59,000 of convertible debentures due interest at 12% per annum, secured by the Company’s assets, due in three years from the date of issuance, and convertible into common shares of the Company at the option of the note holder at a conversion rate of $1.00 per common share.  Furthermore, the convertible debentures includes the issuance of 59,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at $1.50 per common share for a period of two years from the date of issuance.  In accordance with ASC 470, Debt – Debt with Conversions and Other Options, the Company determined that the multiple financial instruments issued in the convertible promissory notes resulted in an allocation of the fair value between the convertible note and the share purchase warrants which resulted in a discount on the convertible notes of $12,260 that was recorded against the note payable and a corresponding credit to additional paid-in capital.  As at April 30, 2010, the convertible debentures have been converted into common shares.

b)
On October 30, 2009, the Company issued $12,500 of convertible debentures due interest at 12% per annum, secured by the Company’s assets, due in three years from the date of issuance, and convertible into common shares of the Company at the option of the note holder at a conversion rate of $1.00 per common share.  Furthermore, the convertible debentures includes the issuance of 59,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at $1.50 per common share for a period of two years from the date of issuance.  In accordance with ASC 470, Debt – Debt with Conversions and Other Options, the Company determined that the multiple financial instruments issued in the convertible promissory notes resulted in an allocation of the fair value between the convertible note and the share purchase warrants which resulted in a discount on the convertible notes of $2,598 that was recorded against the note payable and a corresponding credit to additional paid-in capital.  As at April 30, 2010, the convertible debentures have been converted into common shares.

6.	Common Shares

a)	On August 14, 2009, the Company issued 600,000 common shares for proceeds of $2,774.

b)
On December 4, 2009, the Company executed a share exchange agreement whereby the Company acquired 43,400,000 of the issued and outstanding common shares of Urban Barns.  As part of the share exchange agreement, the Company issued 25,000,000 common shares of the Company to shareholders of Urban Barns and cancelled 20,500,000 common shares that were previously issued to the former President and Director of the Company.

c)
On December 17, 2009, the Company issued 50,000 units at $0.85 per unit to settle outstanding loans payable of $42,500.  Each unit is comprised of one common share of the Company and one share purchase warrant to purchase one additional common share at $1.25 per share for a period of two years from the date of issuance.

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

6.	Common Shares (continued)

d)	On January 14, 2010, the Company issued 59,573 common shares to settle outstanding convertible debentures.

e)
On February 10, 2010, the Company issued 250,000 units at $0.80 per unit for proceeds of $200,000.  Each unit is comprised of one common share of the Company and one share purchase warrant to purchase one additional common share at $1.08 per share for a period of two years from the date of issuance.

f)	On March 26, 2010, the Company issued 74,607 common shares to settle outstanding convertible debentures.

g)	On April 13, 2010, the Company issued 1,470,588 shares at $0.17 per share for payment of financing fees of $250,000 for a private placement that has not been finalized as at April 30, 2010.

7.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, July 31, 2009	–	–

Issued	371,500	1.18

Balance, April 30, 2010 (unaudited)	371,500	1.18

As at April 30, 2010, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date
49,000	1.50	March 25, 2011
10,000	1.50	March 30, 2011
12,500	1.50	April 30, 2011
50,000	1.25	December 17, 2011
250,000	1.08	February 10, 2012
371,500

8.	Related Party Transactions

As at April 30, 2010, the Company owed $18,648 (2009 - $nil) to the Chief Financial Officer and Director of the Company for expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

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

We incurred operating expenses of $194,930 for the nine months ended April 30, 2010.  These expenses consisted of $35,564 in general operating expenses, $1,632 in depreciation expenses, $28,858 in research and development expenses, and $110,278 in professional fees.  For the same period ended April 30, 2009 we incurred operating expenses of $nil as the Company was incorporated on July 3, 2009.

Our net loss from our inception on July 3, 2009 through April 30, 2010 was $206,942.

The following table provides selected financial data about our company for the quarter ended April 30, 2010.

Balance Sheet Data:	April 30, 2010
Cash	$144,787
Property and Equipment	$14,384
Website	$6,553
Total assets	$426,899
Total liabilities	$87,745
Shareholders' equity	$339,154

Liquidity and Capital Resources

As of April 30, 2010, we had cash of $144,787 and working capital of $68,042.

For the nine months ended April 30, 2010, we used cash of $152,762 on operating activities. The use of the cash in operating activities for the nine months ended April 30, 2010 was primarily due to general operating costs with respect to the development of our business.

During the nine months ended April 30, 2010, we used cash of $3,326 for investing activities. The use of cash from investing activities was due to the acquisition of growing equipment.

During the nine months ended April 30, 2010, we received net cash of $299,794 from financing activities. The cash proceeds from financing activities were due to the issuance of convertible debentures and the issuance of common stock.

Our cash level increased by $143,706 during the nine months ended April 30, 2010.

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

Off-Balance Sheet Arrangements

As of April 30, 2010 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies are included in Note 2 of our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by our management.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2010. Based on the evaluation of these disclosure controls and procedures the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Controls

During the quarter covered by this report there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS

During the period covered by this report we had the following issuances of previously undisclosed and unregistered securities:

●
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

●
On February 10, 2010 we issued 250,000 units at $0.80 per unit for gross proceeds of $200,000 to one non-US investor.  Each unit consists of one share of our common stock and a warrant to purchase an additional share of our common stock at $1.08 per share for a period of twelve months or at $1.25 per share for a period of twenty four months.  These securities were issued pursuant to exemptions from prospectus requirements under Regulation S of the Securities Act of 1933, as amended.

●
On March 26, 2010 we converted $23,874.42 worth of convertible debentures into shares of our common stock for an aggregate of 74,607 shares.   The former debenture holders continue to own Warrants which represent the right to purchase from the Company up to 22,500 shares of common stock at the purchase price of $1.50 per share exercisable at any time until April 30, 2011.   These securities were issued pursuant to exemptions from prospectus requirements under Regulation S of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  REMOVED

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are included with this quarterly filing:

Exhibit No.	Description
10.1	Preferred Stock Purchase Agreement dated April 13, 2010 (1)
31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer

(1)  Filed as an exhibit to our Form 8-K on April 19, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 21, 2010		Urban Barns Foods Inc.
By:
/s/ Jacob Benne
Jacob Benne
(Chief Executive Officer, President, & Director)

By:
/s/ Daniel Meikleham
Daniel Meikleham
(Chief Financial Officer, Principal Accounting Officer & Director)