Form 10-K
period 2010-07-31
Urban Barns Foods Inc.
filed 2010-11-15
CIK 1410253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ___________ to ___________.

Commission file number 000-53480

URBAN BARNS FOODS INC.
(Exact name of registrant as specified in its charter)

Nevada	20-0215404
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

7170 Glover Road Milner BC V0Z 1T0	604-888-0420
(Address of principal executive offices) (ZIP Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section12 (g) of the Act: Common Stock, $0.01 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registration has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that he registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on January 29, 2010 was $19,097,946 based on a $0.83 closing price for the Common Stock on January 29, 2010.  For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

49,804,758 shares of common stock issued & outstanding as of November 12, 2010

DOCUMENTS INCORPORATED BY REFERENCE
None.

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

As used in this annual report, the terms "we", "us", "our", “our company”, and "Urban Barns" mean Urban Barns Foods Inc. and of our subsidiary, unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview

We were incorporated as HL Ventures Inc. on May 21, 2007 under the laws of the State of Nevada.  Urban Barns was incorporated on July 3, 2009 under the laws of the Province of Alberta.  On December 4, 2009 we acquired all of the issued and outstanding common shares of Urban Barns pursuant to a share exchange agreement dated October 9, 2009.  As a result, Urban Barns is now our wholly owned subsidiary.  Our principal executive office is located at 7170 Glover Drive, Milner, British Columbia, Canada V0X 1T0.  Our telephone number is 604.888.0420. Our fiscal year end is July 31.

Current Business

We are an urban produce production company that aims to be the supplier of choice of fresh, locally grown, high-quality organic and conventional fruits and vegetables for urban consumers.

We have identified a revenue opportunity in the produce industry which we believe is currently underutilized.  This consists primarily of producing select fruits and vegetables in a secure, indoor environment in close proximity to urban centers, where the population of potential consumers exceeds that of rural locales, regardless of regional climate or outdoor growing season constraints.  Our business plan therefore seeks to eliminate two of the most important logistical problems facing both producers and consumers of organic and conventional fruits and vegetables today:

●	costs and delays related to shipping fresh produce from where it is grown to where it can be sold; and

●	variations in climate that prevents certain produce from being grown in certain markets.

Our strategy is to develop a series of “Urban Barns” that we use to grow our fruits and vegetables in a number of urban centers, beginning with Vancouver, Canada and San Juan, Puerto Rico.  To do this, we plan to lease and retrofit a series of warehouse-type facilities in high density strategic locations and purchase and install proprietary growing machines to grow our organic and conventional produce.  We hope that this will provide consumers with a desirable degree of food security in addition to the other benefits associated with vertical farming, such as a reduced ecological footprint.  As of the date of this Prospectus, we have not secured any such locations and have not began growing fruit and vegetables in commercially viable quantities.

Our mission is to become the first company to create brand-name awareness for its produce by providing locally-grown fruits and vegetables to local retailers and businesses at prices that compete with those at which conventional and organic produce is typically offered.  We believe that this will permit consumers to substitute fresh, healthy, high-quality local equivalents into their diet in place of fruits and vegetables grown in distant regions at a similar or more competitive price point.

Currently, geography and logistics make local grown organic fruit and vegetables specialty or seasonal produce in areas with harsh winters such as the Northeast and Mid-West of the USA and all of Canada. The most common method of tapping into this market is with greenhouses. Unfortunately, this is a solution with high fixed costs and high variable costs. Due to the harsh winters and the encroachment on prime agricultural land, there is no realistic way for greenhouse growers to rapidly scale their operations to service all major urban markets. The main suppliers in the sector are large commercial enterprises in South California, or foreign enterprises in Mexico, Chile and Holland. According to figures generated by our management, shipping currently constitutes about seventy percent of the produce supply chain cost. As such, we believe there is an opportunity for Urban Barns to do two things: lower shipping costs without raising the fixed costs, and differentiate its product from other available produce.

Technology

The technology that we plan to use to cultivate our fruits and vegetables consists of a proprietary vertical farming apparatus used to grow produce indoors which takes up a limited amount of space and subjects plants to a variety of light spectrums over the course of their growing cycles. In addition to the land-use benefits it provides, we believe that the growing apparatus makes efficient use of light, energy, water, temperature, production cycle, transportation and labor, and is capable of producing safe, healthy, fresh, high-quality produce in controlled indoor environments.  Our strategy of using this technology strategically located in densely populated urban areas will allow us to reduce the cost of production, water usage, carbon emissions and herbicide and pesticide use as compared to traditional methods of farming.

Our technology was developed by us and although the machine is not yet protected by patent, we anticipate that we will file a Canadian patent application in the next 12 months to protect this proprietary technology.  Currently, we rely on business secrets and know-how to protect our proprietary technology.

In addition to our proprietary technology, we are also actively seeking to acquire the rights to patented growing equipment developed by third parties. Our management believes that our growing machines, which are set to occupy approximately 150 square feet of floor space, will be able to yield as much output as 1500 square feet of greenhouse space, and allow a single plant to produce up to five times the crop yield that it would using standard greenhouse cultivation practices.

Products and Services

We plan to initially offer the following fruits and vegetables for sale, as we have found that they are relatively easy to propagate and can be grown to maturity in short production cycles: lettuce, spinach, basil, strawberries, cucumbers, eggplant, peppers and tomatoes.  We have identified these items due to their high demand and profit potential, but this list is by no means exhaustive.

Our President, Chief Executive Officer and Director, Jacob Benne is also the founder of Bevo Agro Inc., a premier propagator of plants in North America.   As of the date of this Prospectus, Bevo Agro has been awarded Organic Crop Improvement Association (OCIA) International certification for cucumbers, eggplant, peppers and tomatoes (including the campari variety), and we anticipate cultivating organic varieties of these along with conventional varieties of lettuce, spinach, basil and strawberries.

We have identified major urban centers in the United States and Canada, where the population is dense and many people live in areas serviced by a relatively small number of distant large food growers situated in South California, Mexico and Chile. We envision a network of ‘Urban Barns’ delivering hundreds of tons of food daily to retailers servicing these urban centers, and millions of people gaining access to our locally grown, fresh, high-quality produce instead of being shipped from Mexico, California or Chile. We believe that this will effectively increase quality of the produce as well as reduce shipping times and costs to bring fresh produce to market.

Market

Currently, geography and logistics make produce farming a specialty or seasonal enterprise.  We are dedicated to changing this perception by growing fresh, safe, healthy organic and conventional fruits and vegetables in urban facilities regardless of climate on a year-round basis in a more environmentally-sustainable manner than traditional or greenhouse cultivation would permit.  Through the use of our specialized growing machines and the selection of strategic locations for our “Urban Barns”, we believe that we can both service and expand the ever-increasing market for locally-grown produce in a cost-effective and competitive manner.

The value of the 2008 US vegetable crop was estimated at $10.4 billion, up 4 percent from 2007. In terms of production, the three largest crops were onions, head lettuce and watermelons, which combined to account for 37 percent of the total production. Tomatoes, head lettuce and onions claimed the highest values, accounting for 32 percent of the total value when combined. California continued to be the leader in fresh vegetable and melon production, accounting for 49 percent of annual fresh vegetable and melon output. (Vegetables Annual Summary, NASS, USDA, 2009.)

There are strong indications that consumers are now, more than ever, interested in purchasing safe, locally-grown produce that is subject to a standard of quality such as organic certification.  The recent growth of farmer’s markets and the expansion of supermarket chains such as Whole Foods demonstrates that demand for such produce exists, as do public concern over herbicide and pesticide use, country-of-origin labeling and greenhouse gas emissions associated with shipping produce hundreds, and even thousands, of miles from farm to retail outlet.  The “eat locally” movement has even been touted in the mainstream U.S. media as a method of reducing one’s carbon footprint.

Organic products account for less than 2% of Canada’s food supply and occupy less than 1% of its dedicated cropland.  Nevertheless, over the past decade the market for such products has grown by approximately 20% and it is projected to continue to grow for the foreseeable future.

We plan to capitalize on the opportunity presented by this shift in consumer attitudes by offering them fresh; locally-grown organic and conventional produce alternatives that are competitively-priced and capable of instilling a measure of brand recognition. To achieve the latter, we plan to employ shop-floor selling techniques (i.e. “taste-before-you-buy” campaigns) at the retail level, engage in targeted print advertising and leverage existing social networks on the Internet.  We also plan to target additional markets that require bulk produce on a continuous basis, such as produce processors, hotels and restaurants, and we believe that our ability to provide a constant supply of select high volume fruits and vegetables regardless of the local climate will differentiate our produce from that of our competitors.

Distribution Methods

We plan to become a leading supplier of produce to large retail chains by differentiating our fruits and vegetables from other available produce and substantially lowering the shipping costs required to transport most produce from its point of origin to point of sale.  To accomplish this, we plan to acquire and retrofit a network of buildings in high density urban locations and equip them with proprietary growing machines to cultivate a variety of fruits and vegetables.  The technology will allow us to grow produce with high yields using a fast growing cycle in any location regardless of the local climate.

Once we have grown our produce, we plan to leverage the infrastructure established by Robyn Jackson, our Vice President, Logistics and Director, to distribute our fruits and vegetables on a cost-effective basis throughout western Canada.  We anticipate entering into agreements with a variety of regional distributors in any other locations in which we plan to operate once we have established the validity of our business model. Robyn Jackson is currently the President and CEO or Robyn’s Trucking, one of Western Canada’s largest food distributors and Mr. Jackson will be in charge for establishing logistics solutions for Urban Barns fruit and produce as well as development of relationships with local distributors and major retailers.

Locations

We plan to establish our first two “Urban Barns” in Vancouver, Canada and San Juan, Puerto Rico.  We have entered into negotiations with Jacob Benne, our President, Chief Executive Officer and Director, to supply space for our first commercial facility in Vancouver and we have also met with the Secretary of Agriculture of the Commonwealth of Puerto Rico, who has indicated an interest in donating government property to attract us to establish a facility in San Juan.  We targeted Puerto Rico for our second location based on tax incentives, the presence of a large potential customer base, and a thriving tourism industry whose hotels, cruise ships and restaurants require a supply of fresh, high-quality produce year-round.  We have recently appointed Mr. Cesar Montilla as our Director of Business Development.  Mr. Montilla is a resident of Puerto Rico and will be our local representative in this region.

Following the set-up of our first two “urban barns”, we anticipate investigating other potential locations in North America and evaluating such attributes as local production costs, our existing and prospective distributor relationships, typical local produce prices and local competition before we commit to establishing a facility in any urban center.

Competition

We will compete with a number of unrelated seasonal operators of greenhouses spread across our target market areas. This common method of growing high-quality produce is limited in terms of cost and scale. Operators must incur both high fixed and variable costs to build and maintain specialized structures for this purpose, which makes it difficult for them to scale their operations to optimal size in multiple locations.

We plan to establish a network of controlled indoor environments in multiple urban locations for the purpose of growing fresh fruit and vegetables and supplying this produce to major food retailers on a year-round basis.    Since we plan to acquire and retrofit existing vacant run-down buildings and use proprietary technology to grow our fruits and vegetables, we will not have to incur a significant capital outlay to establish our “urban barns”, and the only limitations we will face in terms of scale will be related to the cost of acquiring and renovating similar facilities in close proximity to multiple urban centers.

We also face competition from producers of organic fruits and vegetables that are grown and shipped from such locations as California, Mexico and Chile.  In many cases, these producers are able to grow produce year-round, but they face uncertainty related to shipping costs and delays and variations in climate, as well as environmental risks related to runoff exposure and the presence of airborne agents from surrounding farms.

Intellectual Property

We own the copyright of our logo and all of the contents of our website, www.urbanbarnsfoods.com.  We have not filed for any protection of our trademark and we do not currently own any other intellectual property rights.

Research and Development

We have spent $24,774 on research and development activities from our inception on May 21, 2007 to July 31, 2010..

Reports to Security Holders

Although we are not currently subject to the reporting and other requirements of the Exchange Act, we intend to furnish our shareholders with annual reports containing financial statements audited by our independent auditors and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of our fiscal year.

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Government Regulation

We do not currently require any government approvals for our current business activities.  However, once we have established our planned “urban barns” locations, we anticipate that we will have to obtain the necessary government licenses, authorizations and labor permits to legally manage our facilities in the locations in which we plan to operate.  Many of our facilities and products will be subject to various laws and regulations administered by the United States Department of Agriculture, the Federal Food and Drug Administration, the Occupational Safety and Health Administration, and other federal, state, local, and foreign governmental agencies relating to the quality and safety of products, sanitation, safety and health matters, and environmental control. We believe that we comply with such laws and regulations in all material respects, and that continued compliance with such regulations will not have a material effect upon capital expenditures, earnings, or our competitive position.

While our intended business activities do not currently violate any laws, any regulatory changes that impose restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs, which could have a material adverse effect on our results of operations.

We do not currently incur any significant expenses related to compliance with environmental regulations, and do not believe that this will be a significant expense once we establish our ‘Urban Barns’.

Employees

As of November 12, 2010 we did not have any employees.  Our directors and officers provide us with services on a consulting basis.  We plan to hire a number of full-time employees in the near future to engage in administrative tasks and the development of our first two “urban barn” facilities in Vancouver, Canada and San Juan, Puerto Rico.  Once we have entered into definitive agreements to distribute our produce, we anticipate hiring additional employees to operate these facilities and engaging various consultants to provide legal, accounting, marketing and software development services to us.

Item 1A.  Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.  Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.  Properties

Our executive office is located at 7170 Glover Drive, Milner, British Columbia, Canada V0X 1T0. We have not entered into any agreement regarding this office, which is provided to us at no charge by Jacob Benne, our President, Chief Executive Officer and Director.

Item 3.  Legal Proceedings

We are not aware of any pending or threatened legal proceedings which involve us or any of our products or services.

Item 4.  [Removed and Reserved]

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any exchange.  Our common stock is quoted on OTC Bulletin Board under the trading symbol “URBF.OB”.   We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

FINRA OTC Bulletin Board
Quarter Ended(1)	High	Low
July 31, 2010	$0.37	$0.10
April 30, 2010	$0.889	$0.255
January 31, 2010	$1.33	$0.72

(1) The first trade in our stock did not occur until November 4, 2009.

Holders

As of November 12, 2010 there were 105 holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future.  The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

On March 5, 2010 our board of directors approved the establishment of the 2010 Stock Plan which provides for the issuance of 2,000,000 shares of our common stock and options to acquire a further 2,000,000 shares of our common stock to our directors, officers, employees and consultants.  As of November 12, 2010, no shares had been issued.

Recent Sales of Unregistered Securities

We have not made any previously unreported sales to July 31, 2010.

Recent Purchases of Equity Securities by us and our Affiliated Purchases

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of November 12, 2010.

Item 6.  Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage company with limited operations and revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional financing to fund our operations. Our only source of cash at this time is investments by others in our company.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Annual Report.

Liquidity and Capital Resources

As of July 31, 2010 we had cash of $5,642, total current assets of $29,052, total current liabilities of $38,742 and working capital deficit of $9,690 compared to working capital of $1,081 as of July 31, 2009.  The increase in liabilities is due primarily to as increase in account payable due to luck of sufficient cashflows.

During the year ended July 31, 2010, we received net cash of $194,744 from financing activities, compared to net cash received of $1,846 from financing activities during the period from July 3, 2009 (inception) to July 31, 2009. The increase in cash from financing activities was due to the issuance of common stock.

During the year ended July 31, 2010, we used net cash of $273,342 on operating activities, compared to $765 net cash used on operating activities during the period from July 3, 2009 (inception) to July 31, 2009. The increase in cash used on operating activities was due to the increase of activities after our reverse merger with Urban Barns Alberta.

During the year ended July 31, 2010, we received net cash of $83,159 from investing activities compared to no cash provided or spent on investing activities during the period from July 3, 2009 (inception) to July 31, 2009.  The reason for the increase in cash was $86,401 cash acquired on the recapitalization of our company in the reverse merger with Urban Barns, Alberta as well as $3,326 spent on purchases of property and equipment.

Since July 3, 2009 (inception) to July 31, 2010, our accumulated deficit was $364,985. We are dependent on the funds raised through our equity or debt financing, investing activities, and revenue generated through the sales of our products to fund our operations.

We anticipate that we will meet our ongoing cash requirements by retaining income as well as through equity or debt financing.  We plan to cooperate with various individuals and institutions to acquire the financing required to produce and distribute our products and anticipate this will continue until we accrue sufficient capital reserves to finance all of our productions independently.

Plan of Operation

Recently, our management decided to focus on acquiring or merging with one or more operating businesses.  Our efforts to identify a target business resulted in the Share Exchange Agreement with Urban Barns Foods Inc., a private company.  On December 4, 2009 the share exchange with Urban Barns, the private company, closed, and we accordingly adopted the business of Urban Barns.  We are now an urban produce production company that aims to be the supplier of choice of fresh, locally grown, high-quality organic and conventional fruits and vegetables for urban consumers.

We estimate that our expenses over the next 12 months (beginning December 2010) will be approximately $2,301,800 as summarized in the table below.  These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from investors or other sources.

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

Based on our planned expenditures, we require additional funds of $2,301,800 to proceed with our business plan over the next 12 months.  If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our obligations as they become due.  In such event, we will be forced to scale down or perhaps even cease our operations.  We have entered into a Preferred Stock Purchase Agreement with Socius Capital Group, LLC, pursuant to which Socius has committed to acquire $5 million dollars worth of our Series A Preferred stock at $10,000 per share, subject to certain conditions.  However, there can be no assurance that we will be able to meet the preconditions to Socius’ purchase of our Preferred stock and as such, no assurance that we will able to raise sufficient capital to fund out proposed business plan.

Results of Operations for the Years Ended July 31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended July 31, 2010 and 2009.

Our operating results for the years ended July 31, 2010 and 2009 are summarized as follows:

	Year Ended July 31
	2010		2009
Revenue	$	Nil	$	Nil
Depreciation		2,245	$	Nil
Foreign exchange loss		6,787	$	Nil
General and administrative		85,199		$765
Impairment of website development costs		6,553	$	Nil
Professional fees		140,696	$	Nil
Research and development		24,774	$	Nil

Revenues

We have not earned any revenues since inception.

Expenses

For the year ended July 31, 2010, we have total operating expenses of $266,254 compared to total operating expenses of $765 for the period from July 3, 2009 (inception) to July 31, 2009.

Our operating expenses increased in connection with our adoption of the business of Urban Barns and our new business focus.  Additionally, the period ended July 31, 2009 was far shorter than the year ended July 31, 2010.

Net Loss

Since our inception on July 3, 2009 to July 31, 2010, we incurred net a loss of $330.597. For the year ended July 31, 2010, we incurred net loss of $329,832 compared to $765 for the period from July 3, 2009 (inception) to July 31, 2009. Our net loss per share was $0.01 for the year ended July 31, 2010 and $Nil for the period from July 3, 2009 (inception) to July 31, 2009.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in conformity with accounting principles generally accepted in the United States of America for financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Use of Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We regularly evaluate estimates and assumptions related to the useful life and recoverability of long-lived assets, fair value of convertible debt and share-based payments, and deferred income tax valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Stock-Based Compensation

We record stock-based compensation using the fair value method in accordance with ASC 718, Compensation – Stock Compensation. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

We use the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by our stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period.

Loss Per Share

We compute net loss per share in accordance with ASC 260 Earnings Per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Item 7A.  Qualitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.  Financial Statements and Supplementary Data

URBAN BARNS FOODS INC.
(formerly HL Ventures Inc.)

(A Development Stage Company)
Consolidated Financial Statements
(Expressed in U.S. dollars)
July 31, 2010 and 2009

Financial Statement Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Urban Barns Foods Inc. (formerly HL Ventures Inc.) (A Development Stage Company) as of July 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended July 31, 2010, the period from July 3, 2009 (Date of Inception) to July 31, 2009, and accumulated from July 3, 2009 (Date of Inception) to July 31, 2010.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2010 and 2009, and the results of its operations and its cash flows for the year ended July 31, 2010, the period from July 3, 2009 (Date of Inception) to July 31, 2009, and accumulated from July 3, 2009 (Date of Inception) to July 31, 2010, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP
Saturna Group Chartered Accountants LLP

Vancouver, Canada

November 9, 2010

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	July 31, 2010 $	July 31, 2009 $

ASSETS

Current assets

Cash	5,642	1,081
Prepaid expenses	23,410	–

Total current assets	29,052	1,081

Property and equipment (Note 4)	13,686	–
Deferred financing costs (Note 6)	250,000

Total assets	292,738	1,081

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	34,319	–
Due to related parties (Note 9)	4,423	–

Total liabilities	38,742	–

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ equity

Preferred Stock Authorized: 100,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: nil shares	–	–

Common Stock Authorized: 100,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 49,804,768 and 400,000 common shares, respectively	49,805	400

Additional paid-in capital	569,176	1,446

Accumulated deficit during the development stage	(364,985)	(765)

Total Stockholders’ equity	253,996	1,081

Total liabilities and stockholders’ equity	292,738	1,081

(The accompanying notes are an integral part of these consolidated financial statements)

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)

	For the Year Ended July 31, 2010 $	Period from July 3, 2009 (Date of Inception) July 31, 2009 $	Accumulated from July 3, 2009 (Date of Inception) to July 31, 2010 $

Revenue	–	–	–

Expenses

Depreciation	2,245	–	2,245
Foreign exchange loss	6,787	–	6,787
General and administrative	85,199	765	85,964
Impairment of website development costs	6,553	–	6,553
Professional fees	140,696	–	140,696
Research and development	24,774	–	24,774

Total expenses	266,254	765	267,019

Operating Loss	(266,254)	(765)	(267,019)

Other expenses

Interest and accretion expense	(63,578)	–	(63,578)

Net loss	(329,832)	(765)	(330,597)

Loss Per Share – basic and diluted	(0.01)	–

Weighted average shares outstanding	32,467,000	52,000

(The accompanying notes are an integral part of these consolidated financial statements)

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

	For the Year Ended July 31, 2010 $	For the period from July 3, 2009 (Date of Inception) to July 31, 2009 $	Accumulated from July 3, 2009 (Date of Inception) July 31, 2010 $

Operating Activities

Net loss for the period	(329,832)	(765)	(330,597)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Accretion of discounts on convertible debentures	47,433	–	47,433
Depreciation	2,245	–	2,245
Write-off of website development costs	6,553	–	6,553

Changes in operating assets and liabilities:

Prepaid expenses and deposits	(23,235)	–	(23,235)
Accounts payable	19,071	–	19,071
Due to related parties	4,423	–	4,423

Net Cash Used In Operating Activities	(273,342)	(765)	(274,107)

Investing Activities

Purchase of property and equipment	(3,326)	–	(3,326)
Cash acquired on recapitalization	86,401	–	86,401

Net Cash Provided By Investing Activities	83,159	–	83,159

Financing Activities

Proceeds from issuance of common shares	202,690	1,846	204,536
Repayment of loan payable	(7,946)	–	(7,946)

Net Cash Provided By Financing Activities	194,744	1,846	196,590

Increase in Cash	4,561	1,081	5,642

Cash – Beginning of Period	1,081	–	–

Cash – End of Period	5,642	1,081	5,642

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities

Shares issued for settlement of loan payable	42,500	–	42,500
Shares issued for settlement of convertible debt	74,511	–	74,511
Shares issued for deposit for financing fee	250,000	–	250,000
Property and equipment acquired on recapitalization	19,243	–	19,243
Loans payable acquired from recapitalization	50,446	–	50,446
Convertible debentures acquired from recapitalization	58,367	–	58,367

(The accompanying notes are an integral part of these consolidated financial statements)

Urban Barns Foods Inc.
(formerly HL Ventures Ltd.)
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity
(Expressed in U.S. dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares #	Amount $	Capital $	Stage $	Total $

Balance – July 3, 2009 (Date of Inception)	–	–	–	–	–

Issuance for cash at $0.005 per share	400,000	400	1,446	–	1,846

Net loss for the period	–	–	–	(765)	(765)

Balance – July 31, 2009	400,000	400	1,446	(765)	1,081

Issuance for cash at $0.005 per share	600,000	600	2,174	–	2,774

December 4, 2009 – recapitalization transactions
Shares acquired by legal parent	(1,000,000)	(1,000)	1,000	–	–
Shares held by legal parent	43,400,000	43,400	(43,400)	–	–
Cancellation of shares by legal parent	(20,500,000)	(20,500)	20,500	–	–
Shares issued for acquisition	25,000,000	25,000	(25,000)	–	–
Net liabilities assumed upon recapitalization	–	–	–	(34,388)	(34,388)

Settlement of loans payable at $0.85 per share	50,000	500	42,450	–	42,500

Conversion of debt at $0.85 per share	59,573	60	50,577	–	50,637

Issuance for cash at $0.80 per share	250,000	250	199,666	–	199,916

Conversion of debt at $0.32 per share	74,607	75	23,800	–	23,875

Issuance for deferred financing charges at $0.17 per share	1,470,588	1,470	248,530	–	250,000

Fair value of beneficial conversion feature	–	–	47,433	–	47,433

Net loss for the year	–	–	–	(329,832)	(329,832)

Balance – July 31, 2010	49,804,768	49,805	569,176	(364,985)	253,996

(The accompanying notes are an integral part of these consolidated financial statements)

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2010
(expressed in U.S. dollars)

1.   Nature of Operations and Continuance of Business

Urban Barns Foods Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 21, 2007 as HL Ventures Inc.  On July 22, 2009 the Company filed an amendment to its articles of incorporation to change its name from HL Ventures Inc. to Urban Barns Foods Inc. and increased its authorized common shares from 75,000,000 to 100,000,000 shares.

On December 4, 2009, the Company closed a share exchange agreement with Urban Barns Foods Inc., a privately-held company incorporated on July 3, 2009 under the laws of the Province of Alberta. Refer to Note 3.

The Company is a development stage company and is an urban produce production company that aims to be the supplier of choice for fresh and high-quality organic and conventional fruits and vegetables for urban consumers.

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at July 31, 2010, the Company has not realized any revenues and has an accumulated deficit of $364,985. The continued operations of the Company are dependent on its ability to generate future cash flows from operations or obtain additional financing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  Significant Accounting Policies

(a)  Basis of Presentation and Principles of Consolidation

The consolidated financial statements and the related notes of the Company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in United States dollars.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Urban Barns Foods Inc.  All inter-company accounts and transactions have been eliminated.  The Company’s fiscal year-end is July 31.

(b)  Use of Estimates

  The preparation of these consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, fair value of convertible debt and share-based payments, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2010
(expressed in U.S. dollars)

2.  Significant Accounting Policies (continued)

(c)  Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(d)  Property and Equipment

Property and equipment consists of production equipment and is stated at cost and amortized straight-line over five years.

(e)  Impairment of Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

(f)  Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

As of July 31, 2010 and 2009, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company’s, or its wholly-owned subsidiary’s income tax returns for the years ended July 31, 2010 and 2009.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended July 31, 2010 and 2009, there were no charges for interest or penalties.

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2010
(expressed in U.S. dollars)

2.  Significant Accounting Policies (continued)

(g)  Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at July 31, 2010 and 2009, the Company had no items that affected comprehensive loss.

(h)  Stock-Based Compensation

The Company records stock-based compensation using the fair value method in accordance with ASC 718, Compensation – Stock Compensation. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period.

(i)  Foreign Currency Translation

Transactions in foreign currencies are translated into the currency of measurement at the exchange rates in effect on the transaction date. Monetary balance sheet items expressed in foreign currencies are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in income.

The Company’s integrated foreign subsidiary is financially or operationally dependent on the Company. The Company uses the temporal method to translate the accounts of its integrated operations into U.S. dollars. Monetary assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period, except for amortization, which is translated on the same basis as the related asset. The resulting exchange gains or losses are recognized in income.

(j)  Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2010
(expressed in U.S. dollars)

2.  Significant Accounting Policies (continued)

(k)  Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(l)  Recent Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this update.  The adoption of this standard is not expected to have an impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2010
(expressed in U.S. dollars)

2.  Significant Accounting Policies (continued)

(l)  Recent Accounting Pronouncements (continued)

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

On September 30, 2009, the Company adopted changes issued by FASB to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.  Acquisition of Urban Barns Foods Inc. and Recapitalization

On December 4, 2009, the Company acquired 100% of the issued and outstanding common shares of Urban Barns Foods Inc. ("UB Alberta"), a company incorporated in the province of Alberta, in exchange for 25,000,000 common shares.  As part of the acquisition of UB Alberta, the Company transferred 43,400,000 issued and outstanding common shares to UB Alberta and cancelled 20,500,000 common shares held by the former President and Director of the Company.  The transaction was a capital transaction and therefore has been accounted for as a recapitalization, with the former shareholders of Urban Barns controlling 52% of the issued and outstanding common shares of the Company after the closing of the acquisition. Accordingly, Urban Barns was deemed to be the acquirer for accounting purposes.

These consolidated financial statements include the accounts of the Company since the effective date of the recapitalization and the historical accounts of the business of UB Alberta since inception.

The assets acquired and liabilities assumed are as follows:

$

Cash	86,401
Deposit	175
Property and equipment	19,243
Accounts payable	(31,394)
Loans payable	(50,446)
Convertible debentures	(58,367)

Net liabilities assumed	(34,388)

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2010
(expressed in U.S. dollars)

4.  Property and Equipment

	Cost $	Accumulated Amortization $	2010 Net Carrying Value $	2009 Net Carrying Value $

Production equipment	15,529	1,843	13,686	–

	15,529	1,843	13,686	–

5.  Convertible Debentures

(a)
In September 2009, the Company issued $59,000 of convertible debentures which bears interest at 12% per annum, secured by the Company’s assets, due in three years from the date of issuance, and convertible into common shares of the Company at the option of the note holder at a rate of $1.00 per common share.  Furthermore, the convertible debentures includes the issuance of 59,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at $1.50 per common share for a period of 1.5 years from the date of issuance.  In accordance with ASC 470, Debt – Debt with Conversions and Other Options, the Company determined that the multiple financial instruments issued in the convertible debenture resulted in an allocation of the fair value between the convertible note and the share purchase warrants which resulted in a discount on the convertible notes of $28,140 that was recorded against the debenture and a corresponding credit to additional paid-in capital.

In January 2010, the Company modified the conversion price relating to $36,500 of convertible debentures from $1.00 per common share to $0.85 per common share.  The effect of the modification of debt terms resulted in an additional discount on the convertible notes of $5,475.  On January 24, 2010, the Company converted $36,500 of debt and $1,288 of accrued interest into 44,456 common shares.

In March 2010, the Company modified the conversion price relating to $22,500 of convertible debentures from $1.00 per common share to $0.32 per common share.  The effect of the modification of debt terms resulted in an additional discount on the convertible notes of $5,982.  On March 26, 2010, the Company converted $22,500 of debt and $1,375 of accrued interest into 74,607 common shares.

(b)
On October 30, 2009, the Company issued $12,500 of convertible debentures which bears interest at 12% per annum, secured by the Company’s assets, due in three years from the date of issuance, and convertible into common shares of the Company at the option of the note holder at a rate of $1.00 per common share.  Furthermore, the convertible debentures includes the issuance of 12,500 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at $1.50 per common share for a period of 1.5 years from the date of issuance.  In accordance with ASC 470, Debt – Debt with Conversions and Other Options, the Company determined that the multiple financial instruments issued in the convertible promissory notes resulted in an allocation of the fair value between the convertible note and the share purchase warrants which resulted in a discount on the convertible notes of $5,961 that was recorded against the debenture and a corresponding credit to additional paid-in capital.

In January 2010, the Company modified the conversion price of the convertible debentures from $1.00 per common share to $0.85 per common share.  The effect of the modification of debt terms resulted in an additional discount on the convertible debentures of $1,875.  On January 24, 2010, the Company converted $12,500 of convertible debt and $349 of accrued interest into 15,117 common shares.

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2010
(expressed in U.S. dollars)

6.  Common Shares

(a)	In July 2009, the Company issued 400,000 common shares at $0.005 per share for proceeds of $1,846 (Cdn $2,000).

(b)	On August 14, 2009, the Company issued 600,000 common shares at $0.005 per share for proceeds of $2,774 (Cdn $3,000).

(c)
On December 4, 2009, the Company executed a share exchange agreement whereby the Company acquired 43,400,000 of the issued and outstanding common shares of UB Alberta.  As part of the share exchange agreement, the Company issued 25,000,000 common shares of the Company to shareholders of UB Alberta and cancelled 20,500,000 common shares that were previously issued to the former President and Director of the Company.

(d)
On December 17, 2009, the Company issued 50,000 units at $0.85 per unit to settle outstanding loans payable of $42,500.  Each unit was comprised of one common share and one share purchase warrant to purchase one additional common share at $1.25 per share for a period of two years from the date of issuance.

(e)	On January 14, 2010, the Company issued 59,573 common shares to settle outstanding convertible debentures and accrued interest of $50,637.

(f)
On February 10, 2010, the Company issued 250,000 units at $0.80 per unit for proceeds of $200,000.  Each unit was comprised of one common share and one share purchase warrant to purchase one additional common share at $1.08 per share for a period of two years from the date of issuance.

(g)	On March 26, 2010, the Company issued 74,607 common shares to settle outstanding convertible debentures and accrued interest of $23,874.

(h)
On April 13, 2010, the Company issued 1,470,588 shares at $0.17 per share for payment of financing fees of $250,000 for a private placement that has not been finalized as at July 31, 2010.  The shares have been issued and are being held in trust pending completion of the agreed - upon financing.

7.  Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, July 3, 2009 (Date of Inception) and July 31, 2009	–	–

Issued	371,500	1.18

Balance, July 31, 2010	371,500	1.18

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2010
(expressed in U.S. dollars)

7.  Share Purchase Warrants (continued)

As at July 31, 2010, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date

49,000	1.50	March 25, 2011
10,000	1.50	March 30, 2011
12,500	1.50	April 30, 2011
50,000	1.25	December 17, 2011
250,000	1.08	February 10, 2012

371,500

8.  Stock Options

On March 5, 2010, the Company adopted the Company’s 2010 Stock Option Plan (the “2010 Plan”).  Under the 2010 Plan, a maximum of 4,000,000 common shares are issuable with a maximum of 5% issuable to any one individual.  As at July 31, 2010, the Company has not granted any stock options.

9.  Related Party Transactions

(a)	As at July 31, 2010, the Company owes $4,423 (2009 - $nil) to officers and directors of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)	During the year ended July 31, 2010, the Company incurred $21,067 of rent expense to a Company controlled by a director of the Company.

(c)	During the year ended July 31, 2010, the Company incurred $53,272 of general expenditures to management and directors of the Company.

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2010
(expressed in U.S. dollars)

10.  Income Taxes

The Company has net operating losses carried forward of $74,278 available to offset taxable income in future years which expires in beginning in fiscal 2029.

The Company is subject to United States federal and state income taxes at an approximate rate of 34% and Canadian federal and provincial income taxes of 29.4%. The reconciliation of the provision for income taxes compared to the Company’s income tax expense as reported is as follows:

	2010 $	2009 $

Income tax recovery at statutory rate	(117,121)	(233)

Permanent differences and other	32,871	–
Change in enacted tax rates	10,166	39
Valuation allowance change	74,084	194

Provision for income taxes	–	–

The significant components of deferred income taxes and assets as at July 31, 2010 and 2009 are as follows:

	2010 $	2009 $

Net operating losses carried forward	74,278	194

Valuation allowance	(74,278)	(194)

Net deferred income tax asset	–	–

As at July 31, 2010, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements or reportable events in connection with any changes in accountants undertaken by us.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2010.
Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, we concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of July 31, 2010.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2010, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

1.
We did not maintain appropriate financial reporting controls – As of July 31, 2010, the Company has not maintained sufficient internal controls over financial reporting for the financial reporting process.  Specifically, the auditors noted significant audit adjustments during their audit fieldwork and we did not adequately document or discuss our plans for internal controls over financial reporting.

Accordingly, the Company concluded that these control deficiencies may result in a material misstatement of the annual or interim financial statements, which may not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Saturna Group Chartered Accountants LLP, an independent registered public accounting firm, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of July 31, 2010, pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls.

During the period ended July 31, 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, and position of our executive officers and directors of as of November 12, 2010.

Name	Age	Position
Jacob Benne	67	President, Chief Executive Officer and Director
Daniel Meikleham	66	Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director
Robyn Jackson	63	Vice President, Logistics and Director
Mark Hanson	57	Director, Chairman of Audit Committee
Cesar Montilla	67	Director of Business Development and Director

Our Directors will serve in that capacity until our next annual shareholder meeting or until their successors are elected and qualified.  Officers hold their positions at the will of our Board of Directors.  There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Jacob Benne, President, Chief Executive Officer and Director

Jacob Benne has been our President, Chief Executive Officer and Director since November 18, 2009.

Mr. Benne graduated from the Dutch Agricultural College in 1960 in the top 5% of his class.  Following graduation, he joined the Dutch army and served his country for two years before entering the agricultural/horticultural industry.  He has since enjoyed a distinguished 46 year career that began with establishing his first greenhouse entrepreneurial enterprise in August 1963.

Mr. Benne immigrated to Canada in 1981, and upon his arrival he established an eight-acre greenhouse facility with a local partner, acting as its project manager.  In nine years, the facility grew to cover fourteen acres.  Following this success, Mr. Benne acquired a neighboring property and established Bevo Farms Ltd. in 1987.  For the last 22 years he has operated Bevo Farms Ltd. (which subsequently became Bevo Agro Inc.), and in 2000 he took the company public by listing it on the TSX Venture Exchange under the trading symbol BVO.V.  Mr. Benne has served as the President and Chief Executive Officer of Bevo Agro Inc. for the past nine years and in that time has built the company into North America’s leading provider of propagated plants, with annual sales in excess of $15 million.  Mr. Benne brings his vast experience and enthusiasm to Urban Barns Foods Inc. as its President and is committed to the goal of making the company an international leader in the horticulture business.

Daniel Meikleham, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

Daniel Meikleham has been our Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer since November 27, 2009.  He has also been our Director since September 21, 2009.  He is a co-creator of the Urban Barns Foods Inc. business concept.

Mr. Meikleham is the former Chief Financial Officer and current Enterprise Risk Manager for Red Sea Housing Services, a publicly listed corporation in Saudi Arabia that employs over 3,000 people and has a market capitalization of approximately $500 Million. In 2006, he was instrumental in transforming the company from a private enterprise into a listed public company through a $140 million full prospectus IPO.  Mr. Meikleham’s responsibilities include strategic planning and overseeing the set-up of subsidiaries positioned throughout the world, including the Caribbean, North and Sub-Saharan Africa, the Middle East and Southeast Asia.

Until 2005, Mr. Meikleham worked in the insurance business for 28 years with three major insurance corporations, culminating in a seven year stint with the Prudential Insurance Company of America during which he was honored five times as President of the Gibraltar Club for being their top national producer.  From 1998 to 2000, Mr. Meikleham also served as a co-founder and Director of a Puerto Rico venture capital fund.  Mr. Meikleham was educated at the Central College of Commerce and Distribution in Glasgow, Scotland, where he won the annual national British-wide government competition in mathematics.

Robyn Jackson, Vice President, Logistics and Director

Robyn Jackson has been our Vice President, Logistics and Director since November 20, 2009.

Mr. Jackson founded Robyn’s Transportation & Distribution Services Ltd. (formerly Robyn’s Trucking) in Alberta, Canada in 1976.  For the past 33 years he has served as its President and Chief Executive Officer and built the company into a niche refrigerated shipper of food and propagated plants, with annual revenues of more than CAD$17,000,000.  Mr. Jackson’s company currently owns five refrigerated distribution facilities across Western Canada, employs more than 60 professional drivers and ships food products and plants to all Wal-Mart, Sobeys and Canadian Tire stores in Canada located west of Thunder Bay, Ontario.  It also delivers goods to Canadian Superstore and Safeway warehouses across Western Canada.

Mark Hanson, Director

Mr. Hanson has been our director since December 1, 2009.  He is a qualified barrister and solicitor in four jurisdictions (New Zealand, the United Kingdom, Hong Kong and Australia), and has enjoyed a 22-year career in investment banking specializing in corporate finance, mergers and acquisitions, private equity and structured finance, including the formation of investment funds.

Mr. Hanson has been based in Bahrain since 2007, during which time he has been the Chief Executive Officer of Global Banking Corporation, an Islamic investment bank with a market capitalization of $250 million that is active in financial services in the private equity, real estate and energy sectors.  Prior to moving to Bahrain, Mr. Hanson worked in Saudi Arabia for a period of three years as an advisor to the Deputy Governor of the country’s central bank (SAMA) before establishing the Saudi investment banking arm of ABN AMRO.

Currently, he is a consultant with Cynosure Associates consulting in financial, oil & gas, real estate, logistics and agriculture sectors. He is active in Bahrain, Kuwait, Sudan and North America.

Before his stint in the Middle East, Mr. Hanson worked in Hong Kong for 11 years and Singapore for two years acting variously as the Chief Executive Officer of Bain Securities Limited, the Managing Director of Peregrine Capital Limited and the Deputy Chief Executive of the Hong Kong Stock Exchange, the latter for a period of three-and-a-half years.  Mr. Hanson graduated from the University of Auckland, New Zealand with a Bachelor of Laws degree in 1976.

Cesar Montilla, Director of Business Development, Director

Mr. Montilla has been the Chief Executive Officer of SPECTRUM Finance Network, an international consulting organization, and private capital firm with expertise and experience, on the structuring, re-structuring, and financing of companies, since 2000.  He was also President of Ascender Management Services, Inc. an SEC registered investment advisory firm to individuals and institutions between 2004 and 2007.

He had been Chairman and Chief Executive Officer of Clark Melvin Securities Corporation since 1990. In October 1997 Samuel Ramirez & Co., one of the nation's largest municipal bond dealers, purchased Clark Melvin, and he became a Managing Director at that firm and left in 1998. From 1980 he was Managing Director in charge of Kidder, Peabody's total business in Florida and South America and President of Kidder Peabody, Puerto Rico Inc., until he became a Managing Director of Merrill Lynch, who acquired that region in 1989. He left Merrill Lynch in 1990 to become the principle of Clark Melvin. Prior to 1980, Mr. Montilla was Chairman of the Securities Corporation of Puerto Rico which, at that time, was Puerto Rico's only native investment banking corporation, and an affiliate of the First Boston Corporation.  From 1965 to 1973 he was Vice President and stockholder of Blyth, Eastman Dillon and Co.

A native of Puerto Rico, Mr. Montilla graduated from the Cheshire Academy in Connecticut, attended Cornell University, Ithaca, N.Y., the University of Puerto Rico, and the University of Florida in Gainesville where he studied Architecture.  He completed studies at the New York Institute of Finance in 1965.

Mr. Montilla has served on the Board of Directors of the Puerto Rican Society of Financial Analysts and the Puerto Rico Development Fund of the Government Development Bank of Puerto Rico.  He has also served on Advisory Councils for the United States Department of Commerce, Banco Popular de Puerto Rico and the New York Stock Exchange. He was a registered principal with the National Association of Securities Dealers (NASD), served on the Public Finance Committee of the Public Securities Association (PSA), the Executive Committee of the Public Securities Association and the Executive Committee of the New York Region of the Securities Industry Association (SIA). He served on the Boards of GM Group and Fajardo Federal Bank until both institutions were sold in 1999; he also served as Chairman of the Salvation Army's Advisory Council and was on the Board of Directors of the Puerto Rico Aqueduct and Sewer Authority (PRASA) for six years.

Mr. Montilla currently sits on the Boards of GM Capital, HIMA•San Pablo Hospitals; Sofscape Caribe, Opera de Puerto Rico, Inc., “Fondita de Jesus” and is on the Puerto Rico Advisory Board of the United States Army.

Board of Directors and Director Nominees

Since our Board of Directors does not include a majority of independent directors, the decisions of the Board regarding director nominees are made by persons who have an interest in the outcome of the determination.  The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted.  Unless otherwise determined, at any time not less than 90 days prior to the next annual Board meeting at which the slate of director nominees is adopted, the Board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of our security holders.  If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission.  The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders.  Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation.  If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of the slate of director nominees submitted to security holders for election to the Board.

Some of the factors which the Board considers when evaluating proposed nominees include their knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions.  The Board may request additional information from each candidate prior to reaching a determination.  The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Conflicts of Interest

Our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses.  In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty.  As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.  They may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We have a code of ethics manual that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Significant Employees

Other than as described above, we do not expect any other individuals to make a significant contribution to our business.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.
Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Director Independence

Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements.  Once we engage further directors and officers, we will develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

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

Significant Employees

Other than the directors and officer described above, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers or directors.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended July 31, 2010, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

Our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.
full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly Senior Officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any Senior Officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is being filed with the Securities and Exchange Commission as Exhibit 14.1 to our Registration Statement on Form S-1. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Urban Barns Foods Inc., 7170 Glover Road, Milner, BC  V0Z 1T0

Item 11.  Executive Compensation

None of our directors or executive officers received any compensation from us during our last two completed fiscal years. Pursuant to Item 402(f)(4) of Regulation S-K we have omitted the Summary Compensation table since no compensation has been awarded to, earned by, or paid to these individuals.

Option Grants

We did not grant any options or stock appreciation rights to our named executive officers or directors from our inception to November 12, 2010. We plan to implement, after we become operational and contract full-time executives and managers to run our operations, our 2010 Stock Plan which allows for the issuance of 2,000,000 shares of our common stock and options to acquire an additional 2,000,000 shares of our common stock.

Management Agreements

We have not yet entered into any consulting or management agreements with any of our current executive officers or directors.

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception to July 31, 2010.  We may compensate our directors for their services in the future, and such directors are expected in the future to receive shares of our common stock and options to purchase additional shares of our common stock as awarded by our Board of Directors or by any compensation committee that may be established.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers.  We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We do not currently have a compensation committee of the Board of Directors or a committee performing similar functions.  The Board of Directors as a whole participates in the consideration of executive officer and director compensation.

Change of Control

As of November 12, 2010 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 12, 2010 by: (i) each of our directors, (ii) each of our named executive officers and (iii) owners of 5% or more of our common shares. There was no other person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report on Form 10-K.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Jacob Benne (2) 7170 Glover Drive Milner, British Columbia Canada V0X 1T0	25,000,000 (3)	32.4
Common Stock	Daniel Meikleham (4) 12936 Elbow Drive SW Calgary, Alberta Canada T2W 6G6	25,000,000 (5)	32.4
Common Stock	Robyn Jackson (6) 72 Prestwick Estate Way SE Calgary, Alberta Canada T2Z 3Y9	0	0
Common Stock	Mark Hanson (7) House No. 43, Block 4 Kaifan, Kuwait	0	0
Common Stock	Cesar Montilla (8) 1825 Miosotis Street,"Santa Maria", San Juan, Puerto Rico (USA), 00927	0	0
	All Officers and Directors as a Group	25,000,000	32.4
Common Stock	Gerald Fitzpatrick 982 Habgood Street White Rock, British Columbia Canada V4B 4W6	25,000,000 (9)	32.4
Common Stock	Socius CG II, Ltd. Clarendon House, 2 Church Street Hamilton, HM 11, Bermuda	27,470,588 (10)	36.9
	All Others as a Group	52,470,588

(1)
Based on 49,804,758 shares of our common stock, and warrants to acquire a further 27,371,500 shares of our common stock issued and outstanding for a total of 77,176,258 shares of common stock issued and outstanding as of November 12, 2010.

(2)	Jacob Benne is our President, Chief Executive Officer and Director.
(3)
Includes 5,000,000 shares held by the Benne Family Trust, a trust over which Mr. Benne has sole voting and investment power, 10,000,000 shares held by the Meikleham Family Trust, a trust over which Daniel Meikleham, our Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director, has shared voting and investment power, and 10,000,000 shares held by Gerald Fitzpatrick.  All of these shares are subject to a voting and lock up agreement between the Benne Family Trust, the Meikleham Family Trust and Gerald Fitzpatrick dated December 4, 2009.

(4)	Daniel Meikleham is our Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director.
(5)
Includes 10,000,000 shares held by the Meikleham Family Trust, a trust over which Mr. Meikleham has shared voting and investment power, 5,000,000 shares held by the Benne Family Trust, a trust over which Jacob Benne, our President, Chief Executive Officer and Director, has sole voting and investment power, and 10,000,000 shares held by Gerald Fitzpatrick.  All of these shares are subject to a voting and lock up agreement between the Benne Family Trust, the Meikleham Family Trust and Gerald Fitzpatrick dated December 4, 2009.

(6)	Robyn Jackson is our Vice President, Logistics and Director.
(7)	Mark Hanson is our Director and the Chairman of our Audit Committee .
(8)	Cesar Montilla is our Director of Corporate Development.
(9)
Includes 10,000,000 shares held by Mr. Fitzpatrick, 5,000,000 shares held by the Benne Family Trust, a trust over which Jacob Benne, our President, Chief Executive Officer and Director, has sole voting and investment power, and 10,000,000 shares held by the Meikleham Family Trust, a trust over which Daniel Meikleham, our Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director, has shared voting and investment power.  All of these shares are subject to a voting and lock up agreement between the Benne Family Trust, the Meikleham Family Trust and Mr. Fitzpatrick dated December 4, 2009.

(10)	Includes 1,470,588 shares of our common stock and warrants to acquire 27,000,000 more shares of our common stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

On December 4, 2009 we closed our reverse merger with Urban Barns Foods Inc., an Alberta company.  Pursuant to the terms of the reverse merger, we issued 25,000,000 shares of our common stock to the Meikleham Family Trust, the Benne Family Trust and Gerald Fitzpatrick, the former shareholders of the Alberta company and our affiliates.

Our research and development is conducted by Jacob Benne, our President, Chief Executive Officer and director at a facility owned by a company that he has an interest in. Under this program we have spent $20,431 classified as research and development as of January 31, 2010.

There have been no other transactions since the beginning of our last fiscal year or any currently proposed transactions in which we are, or plan to be, a participant and the amount involved exceeds $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Item 14.  Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2010 and for fiscal period from July 3, 2009 (inception) to July 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31
	2010 ($)	2009 ($)
Audit Fees	14,500	8,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	14,500	8,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

See “Index to Consolidated Financial Statements” set forth on page F-1.

(a) (2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit Number	Exhibit Description
2.1	Share Exchange Agreement with Urban Barns Foods Inc., dated October 9, 2009 (Incorporated by reference to our Current Report on Form 8-K filed on October 9, 2009)
3.1	Articles of Incorporation of Urban Barns Foods Inc. (formerly HL Ventures Inc.) (Incorporated by reference to our Registration Statement on Form SB-2 filed on September 6, 2007)
3.2	Certificate of Amendment filed with the Nevada Secretary of State on July 22, 2009 (Incorporated by reference to our Current Report on Form 8-K filed on July 28, 2009)
3.3	Bylaws of Urban Barns Foods Inc. (formerly HL Ventures Inc.) (Incorporated by reference to our Registration Statement on Form SB-2 filed on September 6, 2007)
4.1	Form of Share Certificate (Incorporated by reference to our Registration Statement on Form SB-2 filed on September 6, 2007)
10.1	Share Cancellation Agreement with Deniz Hassan dated December 4, 2009 (Incorporated by reference to our Current Report on Form 8-K filed on October 9, 2009)
14.1	Code of Ethics (Incorporated by reference to our Registration Statement filed on Form S-1 June 3, 2010)
21	List of Subsidiaries: Urban Barns Foods Inc., an Alberta Company
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification Principal Financial Officer

*filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN BARNS FOODS INC.

Date: November 15, 2010	By:	/s/ Jacob Benne
Jacob Benne
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 15, 2010		/s/ Dan Meikleham
Dan Meikleham
Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Jacob Benne		November 15, 2010
Jacob Benne	Chief Executive Officer, President and Director

/s/ Dan Meikleham		November 15, 2010
Dan Meikleham	Chief Financial Officer, Secretary, Treasurer and Director

/s/ Robyn Jackson		November 15, 2010
Robyn Jackson	Director