Form 10-K/A
period 2010-07-31
Urban Barns Foods Inc.
filed 2010-12-15
CIK 1410253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

49,804,758 shares of common stock issued & outstanding as of December 13, 2010

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATION OF AMENDMENT

We are filing this Amendment due to the overstatement of legal fees for the year ended July 31, 2010. The Company has restated its consolidated financial statements as at and for the year ended July 31, 2010 to reflect the reversal of legal fees, and a decrease in the net loss, of $13,634. See Note 11 in the Notes to the Consolidated Financial Statements section.

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

Holders

As of December 13, 2010 there were 105 holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future.  The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

On March 5, 2010 our board of directors approved the establishment of the 2010 Stock Plan which provides for the issuance of 2,000,000 shares of our common stock and options to acquire a further 2,000,000 shares of our common stock to our directors, officers, employees and consultants.  As of December 13, 2010, no shares had been issued.

Recent Sales of Unregistered Securities

We have not made any previously unreported sales to July 31, 2010.

Recent Purchases of Equity Securities by us and our Affiliated Purchases

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of December 13, 2010.

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

Liquidity and Capital Resources

Amended – See Note 11 in the Notes to the Financial Statements.

As of July 31, 2010 we had cash of $5,642, total current assets of $29,052, total current liabilities of $25,108 and working capital of $3,944 compared to working capital of $1,081 as of July 31, 2009.  The increase in liabilities is due primarily to as increase in account payable due to luck of sufficient cashflows.

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

During the year ended July 31, 2010, we received net cash of $83,159 from investing activities compared to no cash provided or spent on investing activities during the period from July 3, 2009 (inception) to July 31, 2009.  The reason for the increase in cash was $86,401 cash acquired on the recapitalization of our company in the reverse merger with Urban Barns, Alberta as well as $3,242 spent on purchases of property and equipment.

Since July 3, 2009 (inception) to July 31, 2010, our accumulated deficit was $351,351. We are dependent on the funds raised through our equity or debt financing, investing activities, and revenue generated through the sales of our products to fund our operations.

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

Our operating results for the years ended July 31, 2010 and 2009 are summarized as follows:

	Year Ended July 31
	2010		2009
Revenue	$	Nil	$	Nil
Depreciation		2,245	$	Nil
Foreign exchange loss		6,787	$	Nil
General and administrative		85,199		$765
Impairment of website development costs		6,553	$	Nil
Professional fees		127,062	$	Nil
Research and development		24,774	$	Nil

Revenues

We have not earned any revenues since inception.

Expenses

For the year ended July 31, 2010, we have total operating expenses of $252,620 compared to total operating expenses of $765 for the period from July 3, 2009 (inception) to July 31, 2009.

Our operating expenses increased in connection with our adoption of the business of Urban Barns and our new business focus.  Additionally, the period ended July 31, 2009 was far shorter than the year ended July 31, 2010.

Net Loss

Since our inception on July 3, 2009 to July 31, 2010, we incurred net a loss of $316,963. For the year ended July 31, 2010, we incurred net loss of $316,198 compared to $765 for the period from July 3, 2009 (inception) to July 31, 2009. Our net loss per share was $0.01 for the year ended July 31, 2010 and $Nil for the period from July 3, 2009 (inception) to July 31, 2009.

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

November 9, 2010, with the exception of Note 11 which is as of December 10, 2010

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	July 31, 2010 $	July 31, 2009 $
	(Restated - Note 11)
ASSETS

Current assets

Cash	5,642	1,081
Prepaid expenses	23,410	–

Total current assets	29,052	1,081

Property and equipment (Note 4)	13,686	–
Deferred financing costs (Note 6)	250,000

Total assets	292,738	1,081

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	20,685	–
Due to related parties (Note 7)	4,423	–

Total liabilities	25,108	–

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ equity

Preferred Stock Authorized: 100,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: nil shares	–	–

Common Stock Authorized: 100,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 49,804,768 and 400,000 common shares, respectively	49,805	400

Additional paid-in capital	569,176	1,446

Accumulated deficit during the development stage	(351,351)	(765)

Total Stockholders’ equity	267,630	1,081

Total liabilities and stockholders’ equity	292,738	1,081

(The accompanying notes are an integral part of these consolidated financial statements)

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)

	For the Year Ended July 31, 2010 $	Period from July 3, 2009 (Date of Inception) July 31, 2009 $	Accumulated from July 3, 2009 (Date of Inception) to July 31, 2010 $

	(Restated - Note 11)		(Restated - Note 11)

Revenue	–	–	–

Expenses

Depreciation	2,245	–	2,245
Foreign exchange loss	6,787	–	6,787
General and administrative	85,199	765	85,964
Impairment of website development costs	6,553	–	6,553
Professional fees	127,062	–	127,062
Research and development	24,774	–	24,774

Total expenses	252,620	765	253,385

Operating Loss	(252,620)	(765)	(253,385)

Other expenses

Interest and accretion expense	(63,578)	–	(63,578)

Net loss	(316,198)	(765)	(316,963)

Loss Per Share – basic and diluted Net Loss Per Share – Basic and Diluted	(0.01)	–

Weighted average shares outstanding	32,467,000	52,000

(The accompanying notes are an integral part of these consolidated financial statements)

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

	For the Year Ended July 31, 2010 $	For the period from July 3, 2009 (Date of Inception) to July 31, 2009 $	Accumulated from July 3, 2009 (Date of Inception) July 31, 2010 $

	(Restated - Note 11)		(Restated - Note 11)
Operating Activities

Net loss for the period	(316,198)	(765)	(316,963)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Accretion of discounts on convertible debentures	47,433	–	47,433
Depreciation	2,245	–	2,245
Write-off of website development costs	6,553	–	6,553

Changes in operating assets and liabilities:

Prepaid expenses and deposits	(23,235)	–	(23,235)
Accounts payable	5,437	–	5,437
Due to related parties	4,423	–	4,423

Net Cash Used In Operating Activities	(273,342)	(765)	(274,107)

Investing Activities

Purchase of property and equipment	(3,242)	–	(3,242)
Cash acquired on recapitalization	86,401	–	86,401

Net Cash Provided By Investing Activities	83,159	–	83,159

Financing Activities

Proceeds from issuance of common shares	202,690	1,846	204,536
Repayment of loan payable	(7,946)	–	(7,946)

Net Cash Provided By Financing Activities	194,744	1,846	196,590

Increase in Cash	4,561	1,081	5,642

Cash – Beginning of Period	1,081	–	–

Cash – End of Period	5,642	1,081	5,642

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities
Shares issued for settlement of loan payable	42,500	–	42,500
Shares issued for settlement of convertible debt	74,511	–	74,511
Shares issued for deposit for financing fee	250,000	–	250,000
Loans payable acquired from recapitalization	50,446	–	50,446
Convertible debentures acquired from recapitalization	58,367	–	58,367

(The accompanying notes are an integral part of these consolidated financial statement

Urban Barns Foods Inc.
(formerly HL Ventures Ltd.)
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity
(expressed in U.S. dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total
	#	$	$	$	$

Balance – July 3, 2009 (Date of Inception)	–	–	–	–	–

Issuance for cash at $0.005 per share	400,000	400	1,446	–	1,846

Net loss for the period	–	–	–	(765)	(765)

Balance – July 31, 2009	400,000	400	1,446	(765)	1,081

Issuance for cash at $0.005 per share	600,000	600	2,174	–	2,774

December 4, 2009 – recapitalization transactions
Shares acquired by legal parent	(1,000,000)	(1,000)	1,000	–	–
Shares held by legal parent	43,400,000	43,400	(43,400)	–	–
Cancellation of shares by legal parent	(20,500,000)	(20,500)	20,500	–	–
Shares issued for acquisition	25,000,000	25,000	(25,000)	–	–
Net liabilities assumed upon recapitalization	–	–	–	(34,388)	(34,388)

Settlement of loans payable at $0.85 per share	50,000	500	42,450	–	42,500

Conversion of debt at $0.85 per share	59,573	60	50,577	–	50,637

Issuance for cash at $0.80 per share	250,000	250	199,666	–	199,916

Conversion of debt at $0.32 per share	74,607	75	23,800	–	23,875

Issuance for deferred financing charges at $0.17 per share	1,470,588	1,470	248,530	–	250,000

Beneficial conversion	–	–	47,433	–	47,433

Net loss for the year	–	–	–	(316,198)	(316,198)

Balance – July 31, 2010	49,804,768	49,805	569,176	(351,351)	267,630

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

On December 4, 2009, the Company closed a reverse takeover transaction with Urban Barns Foods Inc., a privately-held company incorporated on July 3, 2009 under the laws of the Province of Alberta. In accordance with the RTO, the Company issued 25,000,000 shares of common stock to the shareholders of Urban Barns in exchange for 100% of the issued and outstanding shares of common stock of Urban Barns. As part of the acquisition, the Company also cancelled 20,500,000 shares of common stock held by management.

The Company is a development stage company and is an urban produce production company that aims to be the supplier of choice for fresh and high-quality organic and conventional fruits and vegetables for urban consumers.

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at July 31, 2010, the Company has not realized any revenues and has an accumulated deficit of $351,351. The continued operations of the Company are dependent on its ability to generate future cash flows from operations or obtain additional financing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern

2. Significant Accounting Policies

(a)  Basis of Presentation and Principles of Consolidation

The consolidated financial statements and the related notes of the Company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in United States dollars.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Urban Barns Foods (Alberta) Inc.  All inter-company accounts and transactions have been eliminated.  The Company’s fiscal year-end is July 31.

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

(f)  Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

5. Convertible Debentures

(a)
In September 2009, the Company issued $59,000 of convertible debentures which bears interest at 12% per annum, secured by the Company’s assets, due in three years from the date of issuance, and convertible into common shares of the Company at the option of the note holder at a rate of $1.00 per common share.  Furthermore, the convertible debentures includes the issuance of 59,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at $1.50 per common share for a period of 1.5 years from the date of issuance.  In accordance with ASC 470, Debt – Debt with Conversions and Other Options, the Company determined that the multiple financial instruments issued in the convertible debenture resulted in an allocation of the fair value between the convertible note and the share purchase warrants which resulted in a discount on the convertible notes of $28,140 that was recorded against the note payable and a corresponding credit to additional paid-in capital.

In January 2010, the Company modified the conversion price relating to $36,500 of convertible debentures from $1.00 per common share to $0.85 per common share.  The effect of the modification of debt terms resulted in an additional discount on the convertible notes of $5,475.  On January 24, 2010, the Company converted $36,500 of convertible debt and $1,288 of accrued interest into 44,456 common shares.

In March 2010, the Company modified the conversion price relating to $22,500 of convertible debentures from $1.00 per common share to $0.32 per common share.  The effect of the modification of debt terms resulted in an additional discount on the convertible notes of $5,982.  On March 26, 2010, the Company converted $22,500 of convertible debenture and $1,375 of accrued interest into 74,607 common shares.

(b)
On October 30, 2009, the Company issued $12,500 of convertible debentures which bears interest at 12% per annum, secured by the Company’s assets, due in three years from the date of issuance, and convertible into common shares of the Company at the option of the note holder at a rate of $1.00 per common share.  Furthermore, the convertible debentures includes the issuance of 12,500 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at $1.50 per common share for a period of 1.5 years from the date of issuance.  In accordance with ASC 470, Debt – Debt with Conversions and Other Options, the Company determined that the multiple financial instruments issued in the convertible promissory notes resulted in an allocation of the fair value between the convertible note and the share purchase warrants which resulted in a discount on the convertible notes of $5,961 that was recorded against the note payable and a corresponding credit to additional paid-in capital.

In January 2010, the Company modified the conversion price of the convertible debentures from $1.00 per common share to $0.85 per common share.  The effect of the modification of debt terms resulted in an additional discount on the convertible notes of $1,875.  On January 24, 2010, the Company converted $12,500 of convertible debt and $349 of accrued interest into 15,117 common shares.

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

(h)
On April 13, 2010, the Company issued 1,470,588 shares at $0.17 per share for payment of financing fees of $250,000 for a private placement that has not been finalized as at July 31, 2010.  The shares have been issued and are being held in trust.

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

371,500

8. Stock Options

On March 5, 2010, the Company adopted the Company’s 2010 Stock Option Plan (the “2010 Plan”).  Under the 2010 Plan, a maximum of 4,000,000 common shares are issuable with a maximum of 5% issuable to any one individual.  As at September 30, 2010, the Company has not granted any stock options.

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

9. Related Party Transactions

(a)	As at July 31, 2010, the Company owes $4,423 (2009 - $nil) to management. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)	During the year ended July 31, 2010, the Company incurred $21,067 of rent expense to a Company controlled by a director of the Company.

(c)	During the year ended July 31, 2010, the Company incurred $53,272 of general expenditures to management and directors of the Company.

10. Income Taxes

The Company has net operating losses carried forward of $70,967 available to offset taxable income in future years which expires in beginning in fiscal 2029.

The Company is subject to United States federal and state income taxes at an approximate rate of 34% and Canadian federal and provincial income taxes of 29.4%. The reconciliation of the provision for income taxes compared to the Company’s income tax expense as reported is as follows:

	2010 $	2009 $

Income tax recovery at statutory rate	(113,224)	(233)

Permanent differences and other	32,871	–
Change in enacted tax rates	9,580	39
Valuation allowance change	70,773	194

Provision for income taxes	–	–

The significant components of deferred income taxes and assets as at July 31, 2010 and 2009 are as follows:

	2010 $	2009 $

Net operating losses carried forward	70,967	194

Valuation allowance	(70,967)	(194)

Net deferred income tax asset	–	–

As at July 31, 2010, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

11. Restatement

The Company has restated its consolidated financial statements as at and for the year ended July 31, 2010 to reflect the reversal of legal fees, and a decrease in the net loss, of $13,634.

a)  Balance Sheet

	As at July 31, 2010
	As Reported $	Adjustment $	Restated $
Current liabilities
Accounts payable	34,319	(13,634)	20,685
Total liabilities	38,742	(13,634)	25,108
Stockholders’ equity
Accumulated deficit during the development stage	(364,985)	13,634	(351,351)
Total stockholders’ equity	253,996	13,634	267,630

b)  Statement of Operations

	For the Year Ended July 31, 2010
	As Reported $	Adjustment $	Restated $
Professional fees	140,696	(13,634)	127,062
Total expenses	266,254	(13,634)	252,620
Operating loss	(266,254)	13,634	(252,620)
Net Loss	(329,832)	13,634	(316,198)

	Accumulated from July 3, 2009 (date of inception) to July 31, 2010
	As Reported $	Adjustment $	Restated $
Professional fees	140,696	(13,634)	127,062
Total expenses	267,019	(13,634)	253,385
Operating loss	(267,019)	13,634	(253,385)
Net Loss	(330,597)	13,634	(316,963)

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

11. Restatement

c)  Statement of Cashflows

	For the Year Ended July 31, 2010
	As Reported $	Adjustment $	Restated $
Operating Activities
Net loss for the period	(329,832)	13,634	(316,198)
Accounts payable	19,071	(13,634)	5,437

	Accumulated from July 3, 2009 (date of inception) to July 31, 2010
	As Reported $	Adjustment $	Restated $
Operating Activities
Net loss for the period	(330,597)	13,634	(316,963)
Accounts payable	19,071	(13,634)	5,437

d) Statement of Stockholders’ Deficit

	Balance – July 31, 2010
	As Reported $	Adjustment $	Restated $
Deficit accumulated during the development stage	(364,985)	13,634	(351,351)
Total stockholders’ equity	253,996	13,634	267,630

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

Option Grants

We did not grant any options or stock appreciation rights to our named executive officers or directors from our inception to December 13, 2010. We plan to implement, after we become operational and contract full-time executives and managers to run our operations, our 2010 Stock Plan which allows for the issuance of 2,000,000 shares of our common stock and options to acquire an additional 2,000,000 shares of our common stock.

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

Change of Control

As of December 13, 2010 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 13, 2010 by: (i) each of our directors, (ii) each of our named executive officers and (iii) owners of 5% or more of our common shares. There was no other person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report on Form 10-K.

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

URBAN BARNS FOODS INC.

Date: December 14, 2010	By:	/s/ Jacob Benne
Jacob Benne
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: December 14, 2010		/s/ Dan Meikleham
Dan Meikleham
Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Jacob Benne		December 14, 2010
Jacob Benne	Chief Executive Officer, President and Director

/s/ Dan Meikleham		December 14, 2010
Dan Meikleham	Chief Financial Officer, Secretary, Treasurer and Director

/s/ Robyn Jackson		December 14, 2010
Robyn Jackson	Director