Form 10-Q
period 2010-10-31
Urban Barns Foods Inc.
filed 2010-12-15
CIK 1410253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

As of December 14, 2010 the registrant’s outstanding common stock consisted of 49,804,758 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim financial statements of Urban Barns Foods Inc. (the “Company”, “Urban Barns”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

Urban Barns Foods Inc.
(A Development Stage Company)
October 31, 2010
(Unaudited)

Financial Statement Index

Balance Sheets	F-1
Statements of Expenses	F-2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	October 31, 2010 $ (unaudited)	July 31, 2010 $

ASSETS

Current Assets

Cash	2,790	5,642
Prepaid Expenses	5,076	23,410

Total Current Assets	7,866	29,052

Deferred Financing Charges	250,000	250,000
Property and Equipment (Note 3)	13,072	13,686

Total Assets	270,938	292,738

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable	47,162	20,685
Due to a Related Party (Note 4)	13,202	4,423

Total Liabilities	60,364	25,108

Stockholders’ Equity

Common Stock Authorized: 100,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 49,804,768 common shares	49,805	49,805

Additional Paid-In Capital	569,176	569,176

Accumulated Deficit During the Development Stage	(408,407)	(351,351)

Total Stockholders’ Equity	210,574	267,630

Total Liabilities and Stockholders’ Equity	270,938	292,738

Nature of Operations and Continuance of Business (Note 1)

(The accompanying notes are an integral part of these financial statements)

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended October 31, 2010 $	For the Three Months Ended October 31, 2009 $	Accumulated from July 3, 2009 (Date of Inception) to October 31, 2010 $

Revenue	–	–	–

Expenses

Depreciation (Note 3)	614	–	2,859
Foreign exchange loss	1,347	(64)	8,134
Impairment of website development costs	–	–	6,553
General and administrative	20,911	6,629	106,875
Professional fees	33,597	5,046	160,659
Research and development	587	389	25,361

Total Expenses	57,056	12,000	310,441

Operating Loss	(57,056)	(12,000)	(310,441)

Other expenses
Interest and accretion expense	–	–	(63,578)

Net Loss	(57,056)	(12,000)	(374,019)

Loss Per Share – Basic and Diluted	–	(0.03)

Weighted Average Shares Outstanding	49,804,768	400,000

(The accompanying notes are an integral part of these financial statements)

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the Three MonthsEnded October 31, 2010 $	For the Three Months Ended October 31, 2009 $	Accumulated from July 3, 2009 (Date of Inception) to October 31, 2010 $

Operating Activities

Net loss for the period	(57,056)	(12,000)	(374,019)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Accretion of discounts on convertible debentures	–	–	47,433
Depreciation	614	–	2,859
Impairment of website development costs	–	–	6,553

Changes in operating assets and liabilities:

Prepaid expense	18,334	–	(4,901)
Accounts payable	26,477	8,577	31,914
Due to related parties	8,779	–	13,202

Net Cash Used In Operating Activities	(2,852)	(3,423)	(274,107)

Investing Activities

Purchase of property and equipment	–	–	(3,242)
Cash acquired on recapitalization	–	–	86,401

Net Cash Used In Investing Activities	–	–	83,159

Financing Activities

Proceeds from issuance of common shares	–	2,748	204,536
Repayment of loan payable	–	–	(7,946)

Net Cash Provided By Financing Activities	–	2,748	196,590

Increase (Decrease) in Cash	(2,852)	(675)	5,642

Cash – Beginning of Period	5,642	1,050	–

Cash – End of Period	2,790	375	5,642

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities:
Shares issued for settlement of loan payable	–	–	42,500
Shares issued for settlement of convertible debt	–	–	74,511
Shares issued for deposit for financing fee	–	–	250,000
Loans payable acquired from recapitalization	–	–	50,446
Convertible debentures acquired from recapitalization	–	–	58,367

(The accompanying notes are an integral part of these financial statements)

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

1.  Nature of Operations and Continuance of Business

The accompanying consolidated financial statements of Mantra Venture Group Ltd. (the “Company”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2010, the Company has a working capital deficit of $1,099,418 and has accumulated losses of $5,199,246 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

3.  Capital Assets

	Cost $	Accumulated Amortization $	October 31, 2010 Net Carrying Value $ (unaudited)	July 31, 2010 Net Carrying Value $

Production equipment	15,529	2,457	13,072	13,686

	15,529	2,457	13,072	13,686

4.  Related Party Transactions

As at October 31, 2010, the Company owed $13,202 (July 31, 2020 - $4,423) to the Chief Financial Officer and Director of the Company for expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

5.  Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, July 3, 2009 (Date of Inception) and July 31, 2009	–	–

Issued	371,500	1.18

Balance, July 31, 2010 and October 31, 2010 (unaudited)	371,500	1.18

As at October 31, 2010, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date

49,000	1.50	March 25, 2011
10,000	1.50	March 30, 2011
12,500	1.50	April 30, 2011
50,000	1.25	December 17, 2011
250,000	1.08	February 10, 2012

371,500

6.  Stock Options

On March 5, 2010, the Company adopted the Company’s 2010 Stock Option Plan (the “2010 Plan”).  Under the 2010 Plan, a maximum of 4,000,000 common shares are issuable with a maximum of 5% issuable to any one individual.  As at October 31, 2010, the Company has not granted any stock options.

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

We incurred operating expenses of $57,056 for the three months ended October 31, 2010.  These expenses consisted of $20,911 in general operating expenses, $587in research and development expenses, and $33,597 in professional fees.  For the same period ended October 31, 2009 we incurred operating expenses of $22,592.  These expenses consisted of $1,519 in general operating expenses, $5,730 in consulting fees and $15,343 in professional fees.

Our net loss from inception (July 3, 2009) through October 31, 2010 was $57,056.

The following table provides selected financial data about our company for the quarter ended October 31, 2010.

Balance Sheet Data:	10/31/10
Cash	$2,790
Fixed assets	$13,072
Total assets	$270,938
Total liabilities	$60,364
Shareholders' equity	$210,574

Liquidity and Capital Resources

As of October 31, 2010 we had cash of $2,790, total current assets of $7,866, total current liabilities of $60,364 and working capital deficit of $52,498 compared to working capital of $3,944 as of July 31, 2010.  The increase in liabilities is due primarily to as increase in account payable due to lack of sufficient cashflows to pay our outstanding obligations.

During the quarter ended October 31, 2010, we received net cash of $nil from financing activities, compared to net cash received of $2,748 from financing activities during the period ended October 31, 2009 as the Company received proceeds from common shares in fiscal 2009.

During the period ended October 31, 2010, we used net cash of $2,852 on operating activities, compared to $3,423 net cash used on operating activities during the period ended October 31, 2009.

During the period ended October 31, 2010 and 2009, we did not have any investing activities.

Since July 3, 2009 (inception) to October 31, 2010, our accumulated deficit was $408,407. We are dependent on the funds raised through our equity or debt financing, investing activities, and revenue generated through the sales of our products to fund our operations.

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

Off-Balance Sheet Arrangements

As of October 31, 2010 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2010. Based on the evaluation of these disclosure controls and procedures the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

ITEM 4. REMOVED AND RESERVED.

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

December 15, 2010		Urban Barns Foods Inc.

	By:	/s/ Jacob Benne
Jacob Benne
(Chief Executive Officer, President, & Director)

	By:	/s/ Daniel Meikleham
Daniel Meikleham
(Chief Financial Officer, Principal Accounting Officer & Director)