Form 10-Q
period 2011-01-31
Urban Barns Foods Inc.
filed 2011-03-17
CIK 1410253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

As of March 16, 2011 the registrant’s outstanding common stock consisted of 53,304,758 shares.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited interim financial statements of Urban Barns Foods Inc. (the “Company”, “Urban Barns”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

Urban Barns Foods Inc.
(A Development Stage Company)
January 31, 2011
(Unaudited)

Financial Statement Index

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Cash Flows	F-3
Notes to the Consolidated Financial Statements	F-4

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	January 31, 2011 $ (unaudited)	July 31, 2010 $

ASSETS

Current Assets

Cash	285	5,642
Prepaid Expenses	2,172	23,410

Total Current Assets	2,457	29,052

Deferred Financing Charges	250,000	250,000
Property and Equipment (Note 3)	12,457	13,686

Total Assets	264,914	292,738

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable	45,030	20,685
Due to a Related Party (Note 4)	35,935	4,423

Total Liabilities	80,965	25,108

Stockholders’ Equity

Preferred Stock Authorized: 100,000,000 preferred shares, with a par value of $0.01 per share Issued and outstanding: nil shares	–	–

Common Stock Authorized: 100,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 53,304,768 and 49,804,768 common shares, respectively	53,305	49,805

Additional Paid-In Capital	757,344	569,176

Accumulated Deficit During the Development Stage	(626,700)	(351,351)

Total Stockholders’ Equity	183,949	267,630

Total Liabilities and Stockholders’ Equity	264.914	292,738

Nature of Operations and Continuance of Business (Note 1)

(The accompanying notes are an integral part of these financial statements)

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended January 31, 2011	For the Three Months Ended January 31, 2010	For the Six Months Ended January 31, 2011	For the Six Months Ended January 31, 2010	Accumulated from July 3, 2009 (Date of Inception) to January 31, 2011
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Depreciation (Note 3)	615	652	1,229	652	3,474
Foreign exchange loss	233	–	1,580	–	8,367
Impairment of website development costs	–	–	–	–	6,553
General and administrative	195,733	3,912	216,644	18,811	302,608
Professional fees	21,101	52,448	54,698	58,202	181,760
Research and development	611	19,827	1,198	20,431	25,972

Total Expenses	218,293	76,839	275,349	98,096	528,734

Operating Loss	(218,293)	(76,839)	(275,349)	(98,096)	(528,734)

Other expenses
Interest and accretion expense	–	(11,669)	–	(11,724)	(63,578)

Net Loss	(218,293)	(85,509)	(275,349)	(109,820)	(592,312)

Loss Per Share – Basic and Diluted Net Loss Per Share – Basic and Diluted	–	–	(0.01)	(0.01)

Weighted Average Shares Outstanding	51,100,000	30,485,000	50,451,000	16,014,000

(The accompanying notes are an integral part of these financial statements)

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the Six Months Ended January 31, 2011	For the Six Months Ended January 31, 2010	Accumulated from July 3, 2009 (Date of Inception) to January 31, 2011
	$	$	$

Operating Activities

Net loss for the period	(275,349)	(109,820)	(592,312)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Accretion of discounts on convertible debentures	–	18,841	47,433
Shares issued for services	191,668	–	191,668
Depreciation	1,229	652	3,474
Impairment of website development costs	–	–	6,553

Changes in operating assets and liabilities:

Prepaid expense	21,238	–	(1,997)
Accounts payable	24,345	16,479	29,782
Due to related parties	31,512	–	35,935

Net Cash Used In Operating Activities	(5,357)	(73,848)	(279,464)

Investing Activities

Purchase of property and equipment	–	–	(3,242)
Cash acquired on recapitalization	–	86,401	86,401

Net Cash Used In Investing Activities	–	86,401	83,159

Financing Activities

Proceeds from Capital Lease Payable	–	5,641	–
Proceeds from issuance of common shares	–	2,774	204,536
Repayment of loan payable	–	–	(7,946)

Net Cash Provided By Financing Activities	–	8,415	196,590

Increase (Decrease) in Cash	(5,357)	20,968	285

Cash – Beginning of Period	5,642	1,081	–

Cash – End of Period	285	22,049	285

(The accompanying notes are an integral part of these financial statements)

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

1.  Nature of Operations and Continuance of Business

The accompanying consolidated financial statements of Urban Barns Foods Inc. (the “Company”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at January 31, 2011, the Company has working capital deficit of $78,508 and has accumulated losses of $626,700 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

3.  Capital Assets

	Cost $	Accumulated Amortization $	January 31, 2011 Net Carrying Value $ (unaudited)	July 31, 2010 Net Carrying Value $

Production equipment	15,529	3,072	12,457	13,686

	15,529	3,072	12,457	13,686

4.  Related Party Transactions

As at January 31, 2011, the Company owed $35,934 (July 31, 2010 - $4,423) to the CEO, the CFO and one Director of the Company for expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

5.  Common Shares

(a)	On December 28, 2010, the Company issued 2,000,000 common shares with a fair value of $80,000 for consulting services.

(b)	On December 28, 2010, the Company issued 1,500,000 common shares upon the exercise of stock options for consulting services with a fair value of $52,500.

6.  Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Outstanding, July 31, 2009	–	–

Issued	371,500	1.18

Outstanding, July 31, 2010 and January 31, 2011 (unaudited)	371,500	1.18

As at January 31, 2011, the following share purchase warrants were outstanding:

Number of Warrants	ExercisePrice $	Expiry Date

49,000	1.50	March 25, 2011
10,000	1.50	March 30, 2011
12,500	1.50	April 30, 2011
50,000	1.25	December 17, 2011
250,000	1.08	February 10, 2012

371,500

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

7.  Stock Options

On March 5, 2010, the Company adopted the Company’s 2010 Stock Option Plan (the “2010 Plan”).  Under the 2010 Plan, a maximum of 4,000,000 common shares are issuable with a maximum of 5% issuable to any one individual.

On December 28, 2010, the Company granted stock options to acquire 1,500,000 common shares at an exercise price of $0.035 per share for a period of ten years.  The Company recorded the fair value of the options, using the Black-Scholes option price model with an estimated volatility of 150%, expected life of the options of 10 years, and risk free rate of 3.50%, of $59,168.

A summary of the changes in the Company’s stock options is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years) $	Aggregate Intrinsic Value $

Outstanding, July 31, 2009 and 2010	–	–

Granted	1,500,000	0.035
Exercised	(1,500,000)	0.035

Outstanding, January 31, 2011	–	–	–	–

As at January 31, 2011, the weighted average fair value of options granted was $0.04, and the Company had no unrecognized compensation costs.

8.  Supplemental Disclosures

	For the Six Months Ended January 31, 2011 $	For the Six Months Ended January 31, 2010 $	Accumulated from July 3, 2009 (Date of Inception) to January 31, 2011 $
Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities:
Shares issued for payment of consulting fees	122,500	–	122,500
Shares issued for settlement of loan payable	–	–	42,500
Shares issued for settlement of convertible debt	–	–	74,511
Shares issued for deposit for financing fee	–	–	250,000
Loans payable acquired from recapitalization	–	–	50,446
Convertible debentures acquired from recapitalization	–	–	58,367

9.  Subsequent Event

On March 7, 2011, the Company entered into a Share Exchange Agreement (the “Agreement”) with Non-Industrial Manufacturing (“NIM”). Pursuant to the terms and provisions of the Agreement, the Company agreed to acquire 100% of the issued and outstanding common shares of NIM in exchange for the issuance of 2,500,000 shares of our restricted Class B common shares. Each Class B common share entitles the holder to have 20 votes per share, and is convertible in 20 Class A common shares after one year from the Agreement date.

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

We incurred operating expenses of $218,293 for the three months ended January 31, 2011.  These expenses consisted of $195,733 in general operating expenses (of which $191,668 was paid in common shares to consultants for one year of services to be provided. See Notes 5 and 7 in the Notes to Financials.), $611 in research and development expenses, and $21,101 in professional fees.  For the same period ended January 31, 2010 we incurred operating expenses of $76,839.  These expenses consisted of $3,912 in general operating expenses, $19,827 in research and development expenses and $52,448 in professional fees.

We incurred operating expenses of $275,349 for the six months ended January 31, 2011.  These expenses consisted of $216,644 in general operating expenses (of which $191,668 was paid in common shares to consultants for one year of services to be provided. See Notes 5 and 7 in the Notes to Financials.), $1,198 in research and development expenses, and $54,698 in professional fees.  For the same period ended January 31, 2010 we incurred operating expenses of $98,096.  These expenses consisted of $18,811 in general operating expenses, $20,431 in research and development expenses and $58,202 in professional fees.

Our net loss from inception (July 3, 2009) through January 31, 2011 was $592,312.

The following table provides selected financial data about our company for the quarter ended January 31, 2011.

Balance Sheet Data:	1/31/11
Cash	$285
Fixed assets	$12,457
Total assets	$264,914
Total liabilities	$80,965
Shareholders' equity	$183,949

Liquidity and Capital Resources

As of January 31, 2011 we had cash of $285, total current assets of $2,457, total current liabilities of $80,965 and working capital deficit of $78,508 compared to working capital of $3,944 as of July 31, 2010.  The increase in liabilities is due primarily to as increase in account payable due to lack of sufficient cashflows to pay our outstanding obligations.

During the period ended January 31, 2011, we received net cash of $nil from financing activities, compared to net cash received of $8,415 from financing activities during the period ended January 31, 2010.

During the period ended January 31, 2011, we used net cash of $5,357 on operating activities, compared to $73,848 net cash used on operating activities during the period ended January 31, 2010.

During the period ended January 31, 2011 and 2010, we did not have any investing activities.

Since July 3, 2009 (inception) to January 31, 2011, our accumulated deficit was $626,700. We are dependent on the funds raised through our equity or debt financing, investing activities, and revenue generated through the sales of our products to fund our operations.

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

Off-Balance Sheet Arrangements

As of January 31, 2011 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

c.  Use of Estimates and Assumptions

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

d.  Foreign Currency Translation

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

ITEM 4.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2011. Based on the evaluation of these disclosure controls and procedures the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are included with this quarterly filing:

Exhibit No.	Description
10.1	Share Exchange Agreement as filed on Form 8-K filed March 11, 2011
31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2011		Urban Barns Foods Inc.

/s/ Jacob Benne
	By:	Jacob Benne
(Chief Executive Officer, President, & Director)

/s/ Daniel Meikleham
	By:	Daniel Meikleham
(Chief Financial Officer, Principal Accounting Officer & Director)