Form 10-Q
period 2011-04-30
Urban Barns Foods Inc.
filed 2011-06-15
CIK 1410253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

As of June 14, 2011 the registrant’s outstanding common stock consisted of 53,804,758 shares.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited interim financial statements of Urban Barns Foods Inc. (the “Company”, “Urban Barns”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

Urban Barns Foods Inc.
(A Development Stage Company)
April 30, 2011
(Unaudited)

Financial Statement Index

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Cash Flows	F-3
Notes to the Consolidated Financial Statements	F-4

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	April 30, 2011 $ (unaudited)	July 31, 2010 $

ASSETS

Current Assets

Cash	253	5,642
Prepaid Expenses	175	23,410

Total Current Assets	428	29,052

Deferred Financing Charges	250,000	250,000
Property and Equipment (Note 3)	11,843	13,686

Total Assets	262,271	292,738

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable	51,195	20,685
Due to a Related Party (Note 4)	54,580	4,423

Total Liabilities	105,775	25,108

Stockholders’ Equity

Common Stock Authorized: 100,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 53,804,768 and 49,804,768 common shares, respectively	53,805	49,805

Additional Paid-In Capital	800,939	569,176

Share Subscriptions Receivable	(25,000)	–

Accumulated Deficit During the Development Stage	(673,248)	(351,351)

Total Stockholders’ Equity	156,496	267,630

Total Liabilities and Stockholders’ Equity	262,271	292,738

Nature of Operations and Continuance of Business (Note 1)
Subsequent Event (Note 9)

(The accompanying notes are an integral part of these financial statements)

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended April 30, 2011	For the Three Months Ended April 30, 2010	For the Nine Months Ended April 30, 2011	For the Nine Months Ended April 30, 2010	Accumulated from July 3, 2009 (Date of Inception) to April 30, 2011
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Depreciation (Note 3)	614	980	1,843	1,632	4,088
Foreign exchange loss	4,381	2,235	5,961	4,565	12,748
Impairment of website development costs	–	–	–	–	6,553
General and administrative	22,631	28,089	239,275	44,500	325,239
Professional fees	18,293	52,076	72,991	110,278	200,053
Research and development	629	8,427	1,827	28,858	26,601

Total Expenses	46,548	91,807	321,897	189,833	575,282

Operating Loss	(46,548)	(91,807)	(321,897)	(189,833)	(575,282)

Other expenses
Interest and accretion expense	–	(4,550)	–	(16,344)	(63,578)

Net Loss	(46,548)	(96,357)	(321,897)	(206,177)	(638,860)

Loss Per Share – Basic and Diluted	–	–	(0.01)	(0.01)

Weighted Average Shares Outstanding	53,433,981	48,561,893	51,423,816	26,625,204

(The accompanying notes are an integral part of these financial statements)

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the Nine Months Ended April 30, 2011	For the Nine Months Ended April 30, 2010	Accumulated from July 3, 2009 (Date of Inception) to April 30, 2011

Operating Activities

Net loss for the period	(321,897)	(206,177)	(638,860)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Accretion of discounts on convertible debentures	–	14,033	47,433
Shares issued for services	191,668	–	191,668
Depreciation	1,843	1,632	4,088
Impairment of website development costs	–	–	6,553
Stock-based compensation	19,095	–	19,095

Changes in operating assets and liabilities:

Prepaid expense	23,235	(11,000)	–
Accounts payable	30,510	34,507	35,947
Due to related parties	50,157	32,891	54,580

Net Cash Used In Operating Activities	(5,389)	(134,114)	(279,496)

Investing Activities

Purchase of property and equipment	–	(3,326)	(3,242)
Cash acquired on recapitalization	–	86,401	86,401

Net Cash Used In Investing Activities	–	83,075	83,159

Financing Activities

Proceeds from issuance of common shares	–	202,691	204,536
Repayment of loan payable	–	(7,946)	(7,946)

Net Cash Provided By Financing Activities	–	194,745	196,590

Increase (Decrease) in Cash	(5,389)	143,706	253

Cash – Beginning of Period	5,642	1,081	–

Cash – End of Period	253	144,787	253

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2011, the Company has working capital deficit of $105,347 and has accumulated losses of $673,248 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.  Property and Equipment

	Cost $	Accumulated Amortization $	April 30, 2011 Net Carrying Value $	July 31, 2010 Net Carrying Value $
			(unaudited)

Production equipment	15,529	3,686	11,843	13,686

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

4.  Related Party Transactions

As at April 30, 2011, the Company owed $54,580 (2010 - $4,423) to directors and officers of the Company for expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

5.  Common Shares

(a)	On December 28, 2010, the Company issued 2,000,000 common shares with a fair value of $80,000 for consulting services.

(b)	On December 28, 2010, the Company issued 1,500,000 common shares upon the exercise of stock options for consulting services with a fair value of $52,500.

(c)
On April 7, 2011, the Company issued 500,000 common shares at $0.05 per share for proceeds of $25,000 upon the exercise of outstanding stock options.  As at April 30, 2011, the amount has been recorded as share subscriptions receivable.

6.  Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Outstanding, July 31, 2009	–	–

Issued	371,500	1.18

Outstanding, July 31, 2010 and January 31, 2011 (unaudited)	371,500	1.18

As at April 30, 2011, the following share purchase warrants were outstanding:

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

On December 28, 2010, the Company granted stock options to acquire 1,500,000 common shares at an exercise price of $0.035 per share for a period of ten years.  The Company recorded the fair value of the options, using the Black-Scholes option price model with an estimated volatility of 150%, expected life of the options of 10 years, and risk free rate of 3.50%, of $59,168.  On December 28, 2010, the stock options were exercised.  Refer to Note 5(b).

On March 28, 2011, the Company granted stock options to acquire 500,000 common shares at an exercise price of $0.05 per share for a period of ten years under the 2010 Plan.  The Company recorded the fair value of the options of $19,095 using the Black-Scholes option pricing model with an estimated volatility of 125%, expected life of 10 years, and risk free rate of 3.47%.  On April 7, 2011, the stock options were exercised.  Refer to Note 5(c).

A summary of the changes in the Company’s stock options is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
		$		$

Outstanding, July 31, 2009 and 2010	–	–

Granted	2,000,000	0.039
Exercised	(2,000,000)	0.039

Outstanding, April 30, 2011	–	–	–	–

As at April 30, 2011, the weighted average fair value of options granted was $0.04, and the Company had no unrecognized compensation costs.

8.  Supplemental Disclosures

	For the Nine Months Ended April 30, 2011 $	For the Nine Months Ended April 30, 2010 $	Accumulated from July 3, 2009 (Date of Inception) to April 30, 2011 $
Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities:
Shares issued for payment of consulting fees	122,500	–	122,500
Shares issued for settlement of loan payable	–	–	42,500
Shares issued for settlement of convertible debt	–	–	74,511
Shares issued for deposit for financing fee	–	–	250,000
Loans payable acquired from recapitalization	–	–	50,446
Convertible debentures acquired from recapitalization	–	–	58,367

Urban Barns Foods Inc.
(formerly HL Ventures Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

9.  Subsequent Event

On June 2, 2011, the Company satisfied all conditions precedent in the May 2, 20011 Share Exchange Agreement (the “Agreement”) with Non-Industrial Manufacturing (“NIM”). (See Exhibit 10.1 - Share Exchange Agreement as filed on Form 8-K filed June 1, 2011).  Pursuant to the terms and provisions of the Agreement, on June 2, 2011 (the acquisition date) the Company acquired 100% of the issued and outstanding common shares of NIM in exchange for the issuance of 2,500,000 shares of our restricted Class B common shares. Each Class B common share entitles the holder to have 20 votes per share, and is convertible in 20 Class A common shares after one year from the Agreement date.

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

We incurred operating expenses of $46,548 for the three months ended April 30, 2011.  These expenses consisted of $22,631 in general operating expenses, $629 in research and development expenses, and $18,293 in professional fees.  For the same period ended April 30, 2010 we incurred operating expenses of $91,807.  These expenses consisted of $28,089 in general operating expenses, $8,427 in research and development expenses and $52,076 in professional fees.

We incurred operating expenses of $321,897 for the nine months ended April 30, 2011.  These expenses consisted of $239,275 in general operating expenses (of which $191,668 was paid in common shares to consultants for one year of services to be provided. See Notes 5 and 7 in the Notes to Financials.), $1,827 in research and development expenses, and $72,991 in professional fees.  For the same period ended April 30, 2010 we incurred operating expenses of $189,833.  These expenses consisted of $44,500 in general operating expenses, $28,858 in research and development expenses and $110,278 in professional fees.

Our net loss from inception (July 3, 2009) through April 30, 2011 was $638,860.

The following table provides selected financial data about our company for the quarter ended April 30, 2011.

Balance Sheet Data:	4/30/11
Cash	$253
Fixed assets	$11,843
Total assets	$262,271
Total liabilities	$105,775
Shareholders' equity	$156,496

Liquidity and Capital Resources

As of April 30, 2011 we had cash of $253, total current assets of $428, total current liabilities of $105,775 and working capital deficit of $105,347 compared to working capital of $3,944 as of July 31, 2010.  The increase in liabilities is due primarily to as increase in account payable due to lack of sufficient cashflows to pay our outstanding obligations.

During the period ended April 30, 2011, we received net cash of $nil from financing activities, compared to net cash received of $194,795 from financing activities during the period ended April 30, 2010.

During the period ended April 30, 2011, we used net cash of $5,389 on operating activities, compared to $134,114 net cash used on operating activities during the period ended April 30, 2010.

During the period ended April 30, 2011 and 2010, we did not have any investing activities.

Since July 3, 2009 (inception) to April 30, 2011, our accumulated deficit was $673,248. We are dependent on the funds raised through our equity or debt financing, investing activities, and revenue generated through the sales of our products to fund our operations.

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

Off-Balance Sheet Arrangements

As of April 30, 2011 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2011. Based on the evaluation of these disclosure controls and procedures the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are included with this quarterly filing:

Exhibit No.	Description
10.1	Share Exchange Agreement as filed on Form 8-K filed June 1, 2011
10.2	Share Issuance as filed on Form 8-K filed June 3, 2011
31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 15, 2010		Urban Barns Foods Inc.

	By:	/s/ Jacob Benne
Jacob Benne
(Chief Executive Officer, President, & Director)

	By:	/s/ Daniel Meikleham
Daniel Meikleham
(Chief Financial Officer, Principal Accounting Officer & Director)