Form 10-K
period 2011-07-31
Urban Barns Foods Inc.
filed 2011-11-16
CIK 1410253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________.

Commission file number 000-53480

URBAN BARNS FOODS INC.
(Exact name of registrant as specified in its charter)

Nevada	20-0215404
(State or Other Jurisdiction of Incorporation of	(I.R.S. Employer Identification No.)
Organization)

7170 Glover Road
Milner BC V0Z 1T0	604-888-0420
(Address of principal executive offices) (ZIP Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section12 (g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ] No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ] No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [   ]

Indicate by check mark whether the registration has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that he registrant was required to submit and post such files).
Yes [   ] No[   ]

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes [   ] No [ x ]

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2011 was $3,588,632 based on a $0.60 closing price for the Common Stock on October 31, 2011. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

56,786,671 shares of common stock issued & outstanding as of Oct 31, 2011

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

Overview

We were incorporated as HL Ventures Inc. on May 21, 2007 under the laws of the State of Nevada. Non Industrial Manufacture Inc. was incorporated on February 10, 2010 under the laws of the Province of Alberta. On June 2, 2011 we acquired all of the issued and outstanding common shares of Non Industrial Manufacture Inc. pursuant to a share exchange agreement dated May 2, 2011. As a result, Non Industrial Manufacture Inc. is now our wholly owned subsidiary. Our principal executive office is located at 7170 Glover Drive, Milner, British Columbia, Canada V0X 1T0. Our telephone number is 604.888.0420. Our fiscal year end is July 31.

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

Our strategy is to develop a series of “Urban Barns” that we use to grow our fruits and vegetables in a number of urban centers, beginning with Vancouver, Canada and San Juan, Puerto Rico. To do this, we plan to lease and retrofit a series of warehouse-type facilities in high density strategic locations and purchase and install proprietary growing machines to grow our organic and conventional produce. We hope that this will provide consumers with a desirable degree of food security in addition to the other benefits associated with vertical farming, such as a reduced ecological footprint. As of the date of this Prospectus, we have not secured any such locations and have not begun growing fruit and vegetables in commercially viable quantities.

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

Locations

We plan to establish our first two “Urban Barns” in Vancouver, Canada and San Juan, Puerto Rico. We have entered into negotiations with Jacob Benne, our President, Chief Executive Officer and Director, to supply space for our first commercial facility in Vancouver and we have also met with the Secretary of Agriculture of the Commonwealth of Puerto Rico, who has indicated an interest in donating government property to attract us to establish a facility in San Juan. We targeted Puerto Rico for our second location based on tax incentives, the presence of a large potential customer base, and a thriving tourism industry whose hotels, cruise ships and restaurants require a supply of fresh, high-quality produce year-round. Mr. Cesar Montilla is our Director of Business Development. Mr. Montilla is a resident of Puerto Rico and will be our local representative in this region.

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

Research and Development

We have spent $190on research and development activities from our inception on February 10, 2010 to July 31, 2011.

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

Employees

As of November 11, 2011 we did not have any employees. Our directors and officers provide us with services on a consulting basis. We plan to hire a number of full-time employees in the near future to engage in administrative tasks and the development of our first two “urban barn” facilities in Vancouver, Canada and San Juan, Puerto Rico. Once we have entered into definitive agreements to distribute our produce, we anticipate hiring additional employees to operate these facilities and engaging various consultants to provide legal, accounting, marketing and software development services to us.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

FINRA OTC Bulletin Board
Quarter Ended	High	Low
July 31, 2011	$0.04	$0.02
April 30, 2011	$0.12	$0.04
January 31, 2011	$0.08	$0.04
October 31, 2010	$0.14	$0.07

Holders

As of November 11, 2011 there were 81 holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

On July 25, 2011 our board of directors approved the establishment of the 2011 Employee Stock and Option Plan which provides for the issuance of 7,000,000 shares or options to acquire our common stock to our directors, officers, employees and consultants. As of November 14, 2011, 1,500,000 shares and 5,100,000 options had been issued.

Recent Sales of Unregistered Securities

We have not made any previously unreported sales to July 31, 2011.

Recent Purchases of Equity Securities by us and our Affiliated Purchases

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of November 11, 2011.

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

Liquidity and Capital Resources

As of July 31, 2011 we had cash of $32,907, total current assets of $46,513, total current liabilities of $180,662 and working capital deficit of $134,149 compared to working capital deficit of $3,480 as of July 31, 2010.

During the year ended July 31, 2011, we received net cash of $104,867 from financing activities, compared to net cash received of $314 from financing activities during the period from February 10, 2010 (inception) to July 31, 2010. The increase in cash from financing activities was due to the issuance of common stock.

During the year ended July 31, 2011, we used net cash of $12,955 on operating activities, compared to $272 net cash used on operating activities during the period from February 10, 2010 (inception) to July 31, 2010. The increase in cash used on operating activities was due to the increase of activities after our reverse merger with Non Industrial Manufacture Inc.

During the year ended July 31, 2011, we used net cash of $59,047 from investing activities compared to $0 provided from investing activities during the period from February 10, 2010 (inception) to July 31, 2010. The reason for the decrease in cash was due to the recapitalization of our company in the reverse merger with Non Industrial Manufacture Inc.

Since February 10, 2010 (inception) to July 31, 2011, our accumulated deficit was $172,979. We are dependent on the funds raised through our equity or debt financing, investing activities, and revenue generated through the sales of our products to fund our operations.

We anticipate that we will meet our ongoing cash requirements by retaining income as well as through equity or debt financing. We plan to cooperate with various individuals and institutions to acquire the financing required to produce and distribute our products and anticipate this will continue until we accrue sufficient capital reserves to finance all of our productions independently.

Plan of Operation

We are an urban produce production company that aims to be the supplier of choice of fresh, locally grown, high-quality organic and conventional fruits and vegetables located close to urban consumers.

We estimate that our expenses over the next 12 months will be approximately $2,301,800 as summarized in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from investors or other sources.

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

Results of Operations for the Years Ended July 31, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended July 31, 2011 and 2010.

Our operating results for the years ended July 31, 2011 and 2010 are summarized as follows:

		Year Ended
		July 31
		2011		2010

Revenue	$	Nil	$	Nil
Depreciation		6,329	$	Nil
Foreign exchange (gain) loss		(17,041)	$	Nil
General and administrative		26,377		$3,794
Professional fees		18,345	$	Nil
Research and development		190	$	Nil

Revenues

We have not earned any revenues since inception.

Expenses

For the year ended July 31, 2011, we have total operating expenses of $34,200compared to total operating expenses of $3,794 for the period from February 10, 2010 (inception) to July 31, 2010.

Our operating expenses increased in connection with our merger of the business with Non Industrial Manufacture. Additionally, the period ended July 31, 2010 was shorter than the year ended July 31, 2011.

Net Loss

Since our inception on February 10, 2010 to July 31, 2011, we incurred net a loss of $37,994. For the year ended July 31, 2011, we incurred net loss of $34,200 compared to $3,794 for the period from February 10, 2010 (inception) to July 31, 2010. Our net loss per share was $0.00 for the year ended July 31, 2011 and $0.00 for the period from February 10, 2010 (inception) to July 31, 2010.

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

Item 7A	Qualitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

URBAN BARNS FOODS INC.

(A Development Stage Company)
Consolidated Financial Statements
(Expressed in U.S. dollars)
July 31, 2011 and 2010

Financial Statement Index
Report of Independent Registered Public Accounting Firm	F–1
Consolidated Balance Sheets	F–2
Consolidated Statements of Operations	F–3
Consolidated Statements of Stockholder's Deficit	F–4
Consolidated Statements of Cash Flows	F–5
Notes to the Consolidated Financial Statements	F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Urban Barns Foods Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Urban Barns Foods Inc. (A Development Stage Company) as of July 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended July 31, 2011, the period from February 10, 2010 (Date of Inception) to July 31, 2010, and accumulated from February 10, 2010 (Date of Inception) to July 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended July 31, 2011, the period from February 10, 2010 (Date of Inception) to July 31, 2010, and accumulated from February 10, 2010 (Date of Inception) to July 31, 2011, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP
Saturna Group Chartered Accountants LLP
Vancouver, Canada
November 15, 2011

Urban Barns Foods Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	July 31,	July 31,
	2011	2010
	$	$
ASSETS
Current assets
Cash	32,907	42
Prepaid expenses and deposits	13,606	–
Total current assets	46,513	42
Property and equipment (Note 4)	66,351	–
Total assets	112,864	42

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	100,825	–
Due to related parties (Note 5)	79,837	3,522
Total liabilities	180,662	3,522
Nature of Operations and Continuance of Business (Note 1)
Subsequent Events (Note 9)
Stockholders’ deficit
Preferred stock
Authorized: 100,000,000 common shares, with a par value of $0.001 per share
Issued and outstanding: nil shares	–	–
Common stock, Class A
Authorized: 500,000,000 common shares, with a par value of $0.001 per share
Issued and outstanding: 50,261,671 and 30,000,000 common shares, respectively	50,262	–
Common stock, Class B
Authorized: 25,000,000 common shares, with a par value of $0.001 per share
Issued and outstanding: nil and 2,500,000 common shares, respectively	–	2,500
Additional paid-in capital	54,919	(2,186)
Accumulated deficit during the development stage	(172,979)	(3,794)
Total stockholders’ deficit	(67,798)	(3,480)
Total liabilities and stockholders’ deficit	112,864	42

(The accompanying notes are an integral part of these consolidated financial statements)

Urban Barns Foods Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)

			Accumulated
		Period from	from
		February 10,	February 10,
	For the	2010 (Date of	2010 (Date of
	Year Ended	Inception)	Inception) to
	July 31,	July 31,	July 31,
	2011	2010	2011
	$	$	$

Revenue	–	–	–

Expenses
Depreciation	6,329	–	6,329
Foreign exchange gain	(17,041)	–	(17,041)
General and administrative	26,377	3,794	30,171
Professional fees	18,345	–	18,345
Research and development	190	–	190

Total expenses	34,200	3,794	37,994
Net loss	(34,200)	(3,794)	(37,994)

Loss per share – basic and diluted	–	–

Weighted average shares outstanding	15,481,000	2,500,000

(The accompanying notes are an integral part of these consolidated financial statements)

Urban Barns Foods Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

			Accumulated
		Period from	from
		February 10,	February 10,
	For the Year	2010 (Date of	2010 (Date of
	Ended	Inception) to	Inception) to
	July 31,	July 31,	July 31,
	2011	2010	2011
	$	$	$
Operating Activities
Net loss for the period	(34,200)	(3,794)	(37,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,329	–	6,329
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(3,356)	–	(3,356)
Accounts payable	7,585	–	7,585
Due to related parties	10,687	3,522	14,209
Net cash used in operating activities	(12,955)	(272)	(13,227)
Investing Activities
Purchase of property and equipment	(60,821)	–	(60,821)
Cash acquired on recapitalization	1,774	–	1,774
Net cash used in investing activities	(59,047)	–	(59,047)
Financing Activities
Proceeds from issuance of common shares	104,867	314	105,181
Net cash provided by financing activities	104,867	314	105,181
Increase in cash	32,865	42	32,907
Cash – beginning of period	42	–	–
Cash – end of period	32,907	42	32,907
Non-cash investing and financing activities
Conversion of Class B shares to Class A shares	50,000	–	50,000
Supplemental disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Urban Barns Foods Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Deficit
(Expressed in U.S. dollars)

						Deficit
						Accumulated
		Common Stock			Additional	During the
	Class A		Class B		Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
	#	$	#	$	$	$	$
Balance – February 10, 2010 (Date of Inception)	–	–	–	–	–	–	–
Issuance for cash	–	–	2,500,000	2,500	(2,186)	–	314
Net loss for the period	–	–	–	–	–	(3,794)	(3,794)
Balance – July 31, 2010	–	–	2,500,000	2,500	(2,186)	(3,794)	(3,480)
Issuance for cash	20,000,000	20,000	–	–	84,867	–	104,867
June 2, 2011 – recapitalization transactions
Shares cancelled on acquisition	(20,000,000)	(20,000)	–	–	20,000	–	–
Shares held by legal parent	261,671	262	–	–	(262)	–	–
Net liabilities assumed upon recapitalization	–	–	–	–	–	(134,985)	(134,985)
Conversion of Class B common stock	50,000,000	50,000	(2,500,000)	(2,500)	(47,500)	–	–
Net loss for the year	–	–	–	–	–	(34,200)	(34,200)
Balance – July 31, 2011	50,261,671	50,262	–	–	54,919	(172,979)	(67,798)

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
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

Urban Barns Foods Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 21, 2007 as HL Ventures Inc.

On December 4, 2009, the Company closed a reverse takeover transaction with Urban Barns Foods Inc., a privately-held company incorporated on July 3, 2009 under the laws of the province of Alberta. In accordance with the transaction, the Company issued 125,000 shares of common stock to the shareholders of Urban Barns in exchange for 100% of the issued and outstanding shares of common stock of Urban Barns. As part of the acquisition, the Company also cancelled 102,500 shares of common stock held by management.

On June 2, 2011, the Company closed a reverse takeover transaction with Non Industrial Manufacture Inc. (“Non Industrial”), a privately-held company incorporated on February 10, 2010, under the laws of the Province of Alberta. In accordance with the transaction, the Company issued 2,500,000 shares of Class B common stock to the shareholders of Non Industrial in exchange for 100% of the issued and outstanding shares of common stock of Non Industrial.

The Company is a development stage company and is an urban produce production company that aims to be the supplier of choice for fresh and high-quality organic and conventional fruits and vegetables for urban consumers.

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at July 31, 2011, the Company has not realized any revenues, has a working capital deficit of $134,149 and has an accumulated deficit of $172,979. The continued operations of the Company are dependent on its ability to generate future cash flows from operations or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a) Basis of Presentation and Principles of Consolidation

The consolidated financial statements and the related notes of the Company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in United States dollars. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Urban Barns Foods (Alberta) Inc., and Non- Industrial Manufacture Inc. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year-end is July 31.

(b) Use of Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation, and deferred income tax valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

As of July 31, 2011 and 2010, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company’s, or its wholly-owned subsidiary’s income tax returns for the years ended July 31, 2011 and 2010.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended July 31, 2011 and 2010, there were no charges for interest or penalties.

Urban Barns Foods Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

	(f)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2011 and 2010, the Company had no items that affected comprehensive loss.

	(g)	Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. Monetary assets and liabilities of integrated operations and other monetary assets and liabilities denominated in foreign currencies are translated to U.S. dollars at exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period, except for amortization, which is translated on the same basis as the related asset. The resulting exchange gains or losses are recognized in income.

	(h)	Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share”, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	(i)	Financial Instruments and Fair Value Measures

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

Urban Barns Foods Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

	(i)	Financial Instruments and Fair Value Measures (continued)

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

	(j)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

	(k)	Recent Accounting Pronouncements

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

3.	Acquisition of Non Industrial Manufacture Inc. and Recapitalization

On June 2, 2011, the Company acquired 100% of the issued and outstanding shares of common stock of Non Industrial Manufacture Inc. (“NIM”) in exchange for 2,500,000 shares of Class B common stock. The acquisition was a capital transaction in substance and therefore was accounted for as a recapitalization of the business of NIM. Under recapitalization accounting, NIM is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. These financial statements include the accounts of the Company since the effective date of the recapitalization being June 2, 2011, and the historical accounts of the business of NIM since inception being February 10, 2010.

The assets acquired and liabilities assumed are as follows:

$
Cash	1,774
Prepaid expenses	10,250
Property and equipment	11,859
Accounts payable	(89,718)
Due to related parties	(69,150)
Net liabilities assumed	(134,985)

Urban Barns Foods Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

4.	Property and Equipment

			2011	2010
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
Production equipment	76,752	10,401	66,351	–

5.	Related Party Transactions

	(a)	As at July 31, 2011, the Company owed $76,320 (2010 - $3,522) to directors and officers of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

	(b)	As at July 31, 2011, the Company owed $3,517 (2010 - $nil) to a company controlled by an officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

6.	Common Stock

	(a)	On February 10, 2010, NIM issued 30,000,000 shares of common stock at $0.00001 per share for proceeds of $314 (Cdn $300).

	(b)	In January 2011, NIM issued 19,800,000 shares of common stock at $0.00001 per share for proceeds of $206 (Cdn $198).

	(c)	On February 26, 2011, NIM issued 200,000 shares of common stock at $0.50 per share for proceeds of $104,661 (Cdn $100,000).

(d)

On May 20, 2011, the Company filed an amendment to its articles of incorporation designating that of the authorized 100,000,000 shares of common stock, 97,500,000 shares would be designated as Class A common stock and 2,500,000 shares would be designated as Class B common stock (the “Designation”). In accordance with the terms of the Designation, each share of Class B common stock is entitled to 20 votes per share, and is convertible into 20 shares of Class A common stock for a period of 12 months from the issuance date.

	(e)	On May 31, 2011, the Company effected a 200:1 reverse stock split of the issued and outstanding common stock. All share amounts have been retroactively adjusted for all periods presented.

(f)

On June 2, 2011, the Company executed a share exchange agreement whereby the Company acquired 50,000,000 of the issued and outstanding common shares of Non Industrial. As part of the share exchange agreement, the Company issued 2,500,000 shares of Class B common stock of the Company to shareholders of Non Industrial. The 2,500,000 shares of Class B common stock were converted into 50,000,000 shares of Class A common stock.

(g)

On June 28, 2011, the Company filed an amendment to its articles of incorporation increasing its authorized capital stock to 525,000,000 shares consisting of 500,000,000 shares of Class A common stock and 25,000,000 shares of Class B common stock. The amendment also amended the Designation providing that the holders of the shares of Class B common stock could convert immediately upon issuance or any time thereafter at the sole option of the holder into shares of Class A common stock.

Urban Barns Foods Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

7.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		Average
	Number of	Exercise Price
	Warrants	$
Balance, February 10, 2010 (Date of Inception)	–	–
Issued	1,858	236
Balance, July 31, 2010	1,858	236
Expired	(358)	300
Balance, July 31, 2011	1,500	222

As at July 31, 2011, the following share purchase warrants were outstanding:

	Exercise
Number of	Price
Warrants	$	Expiry Date
250	250	December 17, 2011
1,250	216	February 10, 2012
1,500

8.	Income Taxes

The Company has net operating losses carried forward of $152,527 available to offset taxable income in future years which expires in beginning in fiscal 2030.

The Company is subject to United States federal and state income taxes and Canadian federal and provincial taxes. The reconciliation of the provision for income taxes compared to the Company’s income tax expense as reported is as follows:

	2011	2010
	$	$
Income tax recovery at statutory rate	(139,708)	(114,173)
Permanent differences and other	33,579	32,871
Change in enacted tax rates	2,724	9,580
Valuation allowance change	103,405	71,722
Provision for income taxes	–	–

The significant components of deferred income taxes and assets as at July 31, 2011 and 2010 are as follows:

	2011	2010
	$	$
Net operating losses carried forward	175,321	71,916
Valuation allowance	(175,321)	(71,916)
Net deferred income tax asset	–	–

As at July 31, 2011, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

Urban Barns Foods Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

9.	Subsequent Events

(a)

On August 8, 2011, the Company granted 3,400,000 stock options to consultants at an exercise price of $0.30 per share of Class A common stock expiring on November 15, 2011. On August 8, 2011, the Company issued 3,400,000 shares of Class A common stock pursuant to the exercise of 3,400,000 stock options for proceeds of $1,020,000.

(b)

On August 8, 2011, the Company granted 1,700,000 stock options to consultants at an exercise price of $0.025 per share of Class A common stock expiring on November 15, 2011. On August 8, 2011, the Company issued 1,700,000 shares of Class A common stock pursuant to the exercise of 1,700,000 stock options for proceeds of $42,500.

(c)

On August 9, 2011, the Company entered into entered into one-year consulting agreements with several officers and directors of the Company for strategic business planning and management services. In consideration, the Company agreed to issue an aggregate of 675,000 shares of common stock.

(d)

On August 9, 2011, the Company entered into entered into certain other consulting agreements with various consultants for business planning and development services. In consideration, the Company agreed to issue an aggregate of 750,000 shares of common stock.

	(e)	On August 19, 2011, the Company issued a total of 1,425,000 shares of common stock pursuant to the consulting agreements described in Note 9(c) and 9(d).

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements or reportable events in connection with any changes in accountants undertaken by us.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of July 31, 2011, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective as of the evaluation date.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, and position of our executive officers and directors of as of November 11, 2011.

Name	Age	Position
Jacob Benne	68	President, Chief Executive Officer and Director Chief Financial Officer, Principal Accounting Officer,
Daniel Meikleham	67	Secretary, Treasurer and Director
Robyn Jackson	64	Vice President, Logistics and Director
Mark Hanson	58	Director, Chairman of Audit Committee
Cesar Montilla	68	Director of Business Development and Director

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

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

  the corporation could financially undertake the opportunity;

  the opportunity is within the corporation’s line of business; and

  it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

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

7.

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended July 31, 2011, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

Option Grants

We did not grant any options or stock appreciation rights to our named executive officers or directors from our inception to July 31, 2011. We plan to implement, after we become operational and contract full-time executives and managers to run our operations, our 2011 Stock Plan which allows for the issuance of 7,000,000 shares of our common stock or options to acquire 7,000,000 shares of our common stock.

Management Agreements

We have not yet entered into any consulting or management agreements with any of our current executive officers or directors.

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception to July 31, 2011. We may compensate our directors for their services in the future, and such directors are expected in the future to receive shares of our common stock and options to purchase additional shares of our common stock as awarded by our Board of Directors or by any compensation committee that may be established.

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

Change of Control

As of November 11, 2011 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 11, 2011 by: (i) each of our directors, (ii) each of our named executive officers and (iii) owners of 5% or more of our common shares. There was no other person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report on Form 10-K.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Jacob Benne (2) 7170 Glover Drive Milner, British Columbia Canada V0X 1T0	22,037,500 (3)	38.8
	Daniel Meikleham (4)
Common	12936 Elbow Drive SW
Stock	Calgary, Alberta	22,062,500 (5)	38.8
	Canada T2W 6G6
	Robyn Jackson (6)
Common	72 Prestwick Estate Way SE
Stock	Calgary, Alberta	150,000	0.3
	Canada T2Z 3Y9

	Mark Hanson (7)
Common	House No. 43, Block 4	150,000	0.3
Stock	Kaifan, Kuwait

	Cesar Montilla (8)
Common	1825 Miosotis Street,"Santa Maria",	126,000	0.2
Stock	San Juan, Puerto Rico (USA), 00927

	All Officers and Directors as a Group	44,526,000	78.4

(1)

Based on 56,869,053 shares of our common stock, and warrants to acquire a further 1,500 shares of our common stock issued and outstanding for a total of 56,869,053 shares of common stock issued and outstanding as of November 11, 2011.

(2)	Jacob Benne is our President, Chief Executive Officer and Director.
(3)

Includes 21,775,000 shares held by the Benne Family Trust, a trust over which Mr. Benne has sole voting and investment power, 50,000 shares held by the Meikleham Family Trust, a trust over which Daniel Meikleham, our Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director, has shared voting and investment power, and 50,000 shares held by Gerald Fitzpatrick. All of these shares are subject to a voting and lock up agreement between the Benne Family Trust, the Meikleham Family Trust and Gerald Fitzpatrick dated December 4, 2009.

(4)	Daniel Meikleham is our Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director.
(5)

Includes 21,800,000 shares held by the Meikleham Family Trust, a trust over which Mr. Meikleham has shared voting and investment power, 25,000 shares held by the Benne Family Trust, a trust over which Jacob Benne, our President, Chief Executive Officer and Director, has sole voting and investment power, and 50,000 shares held by Gerald Fitzpatrick. All of these shares are subject to a voting and lock up agreement between the Benne Family Trust, the Meikleham Family Trust and Gerald Fitzpatrick dated December 4, 2009.

(6)	Robyn Jackson is our Vice President, Logistics and Director.
(7)	Mark Hanson is our Director and the Chairman of our Audit Committee.
(8)	Cesar Montilla is our Director of Corporate Development.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On June 2, 2011 we closed our reverse merger with Non Industrial Manufacture Inc., an Alberta company. Pursuant to the terms of the reverse merger, we issued 2,500,000 shares of our Class B common stock (converted to 50,000,000 shares of our Class A common stock on July 22, 2011) to the Meikleham Family Trust, the Benne Family Trust and the former shareholders of the Alberta company and our affiliates.

Our research and development is conducted by Jacob Benne, our President, Chief Executive Officer and director at a facility owned by a company that he has an interest in. Under this program we have spent $190 classified as research and development as of July 31, 2011.

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

Audit and Non-Audit Fees

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2011 and for fiscal period from February 10, 2010 (inception) to July 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31
	2011 ($)	2010 ($)
Audit Fees	21,000	12,268
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	21,000	12,268

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

Exhibits

Exhibit	Exhibit
Number	Description
2.1	Share Exchange Agreement with Non Industrial Manufacture Inc. dated May 2, 2011 (Incorporated by reference to our Current Report on Form 8-K/A filed on June 2, 2011)
3.1	Articles of Incorporation of Urban Barns Foods Inc. (formerly HL Ventures Inc.) (Incorporated by reference to our Registration Statement on Form SB-2 filed on September 6, 2007)
3.2	Certificate of Amendment filed with the Nevada Secretary of State on June 28, 2011 (Incorporated by reference to our Current Report on Form 8-K filed on July 25, 2011)
3.3	Bylaws of Urban Barns Foods Inc. (formerly HL Ventures Inc.) (Incorporated by reference to our Registration Statement on Form SB-2 filed on September 6, 2007)
4.1	Form of Share Certificate (Incorporated by reference to our Registration Statement on Form SB-2 filed on September 6, 2007)
14.1	Code of Ethics (Incorporated by reference to our Registration Statement filed on Form S-1 June 3, 2010)
21	List of Subsidiaries: Urban Barns Foods Inc., an Alberta Company, Non-Industrial Manufacture, an Alberta Company.
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification Principal Financial Officer

*filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN BARNS FOODS INC.

Date: November 14, 2011	By:	/s/ Jacob Benne
Jacob Benne
Chief Executive Officer, President and
Director
(Principal Executive Officer)

Date: November 14, 2011		/s/ Dan Meikleham
Dan Meikleham
Chief Financial Officer, Secretary,
Treasurer and Director
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Jacob Benne		November 14, 2011
Jacob Benne	Chief Executive Officer, President
and Director

/s/ Dan Meikleham		November 14, 2011
Dan Meikleham	Chief Financial Officer, Secretary,
Treasurer and Director

/s/ Robyn Jackson		November 14, 2011
Robyn Jackson	Director