Form 10-Q
period 2011-10-31
Urban Barns Foods Inc.
filed 2011-12-16
CIK 1410253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________To ______________________

Commission file number: 333-145897

URBAN BARNS FOODS INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

7170 Glover Road
Milner, B.C., Canada V0X 1T0	604-888-0420
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

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
[   ] Yes [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 14, 2011 the registrant’s outstanding common stock consisted of 56,761,700 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of Urban Barns Foods Inc. (the “Company”, “Urban Barns”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

Urban Barns Foods Inc.
(A Development Stage Company)
October 31, 2011
(Unaudited)

Financial Statement Index

Consolidated Balance Sheets	F–1
Consolidated Statements of Operations	F–2
Consolidated Statements of Cash Flows	F–3
Notes to the Consolidated Financial Statements	F–4

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	October 31,	July 31,
	2011	2011
	$	$
ASSETS
Current assets
Cash	14,440	32,907
Prepaid expenses and deposits	10,033	13,606
Total current assets	24,473	46,513
Property and equipment (Note 4)	64,099	66,351
Total assets	88,572	112,864

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	128,081	100,825
Due to related parties (Note 5)	76,712	79,837
Total liabilities	204,793	180,662
Stockholders’ deficit
Preferred stock Authorized: 100,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: nil shares	–	–
Common stock, Class A Authorized: 500,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 56,761,700 and 50,261,700 common shares, respectively	56,762	50,262
Common stock, Class B Authorized: 25,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: nil	–	–
Additional paid-in capital	640,494	54,919
Share subscription received	(506,496)	–
Accumulated deficit during the development stage	(306,981)	(172,979)
Total stockholders’ deficit	(116,221)	(67,798)
Total liabilities and stockholders’ deficit	88,572	112,864

Nature of Operations and Continuance of Business (Note 1)

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)

			Accumulated
			from
			February 10,
	For the Three	For the Three	2010 (Date of
	Months Ended	Months Ended	Inception) to
	October 31,	October 31,	October 31,
	2011	2010	2011
	$	$	$

Revenue	–	–	–

Expenses
Depreciation	2,252	–	8,581
Foreign exchange loss (gain)	(4,110)	18	(21,151)
General and administrative	73,818	–	103,989
Professional fees	60,020	–	78,365
Research and development	2,022	–	2,212

Total expenses	134,002	18	171,996
Net loss	(134,002)	(18)	(171,996)

Loss per share – basic and diluted	–	–

Weighted average shares outstanding	56,181,236	3,000,000

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

			Accumulated
			from
			February 10,
	For the Three	For the Three	2010 (Date of
	Months Ended	Months Ended	Inception) to
	October 31,	October 31,	October 31,
	2011	2010	2011
	$	$	$

Operating Activities
Net loss for the period	(134,002)	(18)	(171,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,252	–	8,581
Shares issued for consulting fees	28,000	–	28,000
Stock based compensation	11,575	–	11,575
Changes in operating assets and liabilities:
Prepaid expenses and deposits	3,573	–	217
Accounts payable	27,256	–	34,841
Due to related parties	(3,125)	–	11,084
Net cash used in operating activities	(64,471)	(18)	(77,698)
Investing Activities
Purchase of property and equipment	–	–	(60,821)
Cash acquired on recapitalization	–	–	1,774
Net cash used in investing activities	–	–	(59,047)
Financing Activities
Proceeds from issuance of common shares	46,004	–	151,185
Net cash provided by financing activities	46,004	–	151,185
Increase (decrease) in cash	(18,467)	(18)	14,440
Cash – beginning of period	32,907	40	–
Cash – end of period	14,440	22	14,440
Non-cash investing and financing activities
Conversion of Class B shares to Class A shares	–	–	50,000
Supplemental disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

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

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at October 31, 2011, the Company has not realized any revenues, has a working capital deficit of $180,320 and has an accumulated deficit of $306,981. The continued operations of the Company are dependent on its ability to generate future cash flows from operations or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a) Basis of Presentation and Principles of Consolidation

The consolidated financial statements and the related notes of the Company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in United States dollars. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Urban Barns Foods (Alberta) Inc., and Non-Industrial Manufacture Inc. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year-end is July 31.

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

Property and equipment consists of production equipment and is stated at cost and amortized straight- line over five years.

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

	(f)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

	(g)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2011 and July 31, 2011, the Company had no items that affected comprehensive loss.

	(h)	Foreign Currency Translation

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

Urban Barns Foods Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

	(i)	Loss Per Share

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

	(j)	Financial Instruments and Fair Value Measures

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

(l) Recent Accounting Pronouncements

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

The assets acquired and liabilities assumed are as follows:

$
Cash	1,774
Prepaid expenses	10,250
Property and equipment	11,859
Accounts payable	(89,718)
Due to related parties	(69,150)
Net liabilities assumed	(134,985)

4.	Property and Equipment

			October 31,	July 31,
			2011	2011
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
Production equipment	76,752	12,653	64,099	66,351

5.	Related Party Transactions

(a)	As at October 31, 2011, the Company owed $73,341 (July 31, 2011 - $76,320) to directors and officers of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)	As at October 31, 2011, the Company owed $3,371 (July 31, 2011 - $3,517) to a company controlled by an officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(c)

As at October 31, 2011, the Company had $10,800 (July 31, 2011 - $5,400) recorded in accounts payable for amounts owing to the spouse of the CFO/Director of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

Urban Barns Foods Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

5.	Related Party Transactions (continued)

(d)

As at October 31, 2011, the Company had $43,099 (July 31, 2011 - $37,604) recorded in accounts payable for amounts owing to companies controlled by an officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

	(e)	During the period ended October 31, 2011, the Company incurred accounting fees of $5,400 (2010 - $nil) to the spouse of the CFO/Director of the Company.

	(f)	During the period ended October 31, 2011, the Company incurred travel expenses fees of $21,801 (2010 - $nil) to various officers and a company controlled by an officer of the Company.

	(g)	During the period ended October 31, 2011, the Company incurred consulting fees of $19,020 (2010 - $nil) to officers of the Company.

	(h)	During the period ended October 31, 2011, the Company incurred rental fees of $3,359 (2010 - $3,342) to a company controlled by an officer of the Company.

6.	Common Stock

(a)

On August 8, 2011, the Company issued 3,400,000 shares of Class A common stock pursuant to the exercise of 3,400,000 stock options for proceeds of $510,000 of which $3,504 was received and $506,496 was recorded in share subscription received as of October 31, 2011.

	(b)	On August 8, 2011, the Company issued 1,700,000 shares of Class A common stock pursuant to the exercise of 1,700,000 stock options for proceeds of $42,500 that was received as of October 31, 2011.

(c)

On August 9, 2011, the Company entered into entered into one-year consulting agreements with several officers and directors of the Company for strategic business planning and management services. In consideration, the Company agreed to issue an aggregate of 951,000 shares of common stock for total value of $19,020 based on the fair value of the share price of $0.02 on the issuance date.

(d)

On August 9, 2011, the Company entered into entered into certain other consulting agreements with various consultants for business planning and development services. In consideration, the Company agreed to issue an aggregate of 449,000 shares of common stock for total value of $8,980 based on the fair value of the share price of $0.02 on the issuance date.

7.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		Average
	Number of	Exercise Price
	Warrants	$
Balance, July 31, 2010	1,858	236
Expired	(358)	300
Balance, July 31, 2011 and October 31, 2011	1,500	222

As at October 31, 2011, the following share purchase warrants were outstanding:

	Exercise
Number of	Price
Warrants	$	Expiry Date
250	250	December 17, 2011
1,250	216	February 10, 2012
1,500

Urban Barns Foods Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

8.	Stock Options

On August 8, 2011, the Company granted 1,700,000 stock options at an exercise price of $0.025 per share expiring on November 15, 2011 and granted 3,400,000 stock options at an exercise price of $0.15 per share expiring on November 15, 2011. All 5,100,000 stock options were vested immediately. The fair value for these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected life of 0.25 years, a risk-free rate of 0.03%, an expected volatility of 195%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.11 per share. During the three months ended October 31, 2011, the Company recorded stock-based compensation of $10,575 (2010 - $nil) as general and administrative expense.

The following table summarizes the continuity of stock options:

		Weighted
		Average
	Number of	Exercise Price
	options	$
Balance, July 31, 2010 and 2011	–	–
Granted	5,100,000	0.11
Exercised	(5,100,000)	0.11
Balance, October 31, 2011	–	–

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

We incurred operating expenses of $134,002 for the three months ended October 31, 2011. These expenses consisted of $73,818 in general operating expenses, $2,022 in research and development expenses, and $60,020 in professional fees. For the same period ended October 31, 2010 we incurred operating expenses of $18. These expenses are higher due to the fact that we had more operating activity in the current period compared to the prior period.

Our net loss from inception (February 10, 2010) through October 31, 2011 was $171,996.

The following table provides selected financial data about our company for the quarter ended October 31, 2011.

Balance Sheet Data:	10/31/11
Cash	$14,440
Fixed assets	$64,099
Total assets	$88,572
Total liabilities	$204,793
Shareholders' equity (deficit)	$(116,221)

Liquidity and Capital Resources

As of October 31, 2011 we had cash of $14,440, total current assets of $24,473, total current liabilities of $204,793 and working capital deficit of $180,320 compared to cash of $32,907, total current assets of $46,513, total current liabilities of $180,662, and working capital deficit of $134,149 as of July 31, 2011. The increase in liabilities is due primarily to as increase in account payable and due to related parties due to a lack of sufficient cashflows to pay our outstanding obligations.

During the period ended October 31, 2011, we received net cash of $46,004 from financing activities, compared to net cash received of $nil from financing activities during the period ended October 31, 2010. The increase is due to proceeds received from the exercise of stock options.

During the period ended October 31, 2011, we used net cash of $64,471 on operating activities, compared to $18 net cash used on operating activities during the period ended October 31, 2010. The increase in cash used was due to increase in operating activity during the current period.

During the period ended October 31, 2011 and 2010, we did not have any investing activities.

Since February 10, 2010 (inception) to October 31, 2011, our accumulated deficit was $306,981. We are dependent on the funds raised through our equity or debt financing, investing activities, and revenue generated through the sales of our products to fund our operations.

We anticipate that we will meet our ongoing cash requirements by retaining income as well as through equity or debt financing. We plan to cooperate with various individuals and institutions to acquire the financing required to produce and distribute our products and anticipate this will continue until we accrue sufficient capital reserves to finance all of our productions independently.

Plan of Operation

Our management has focused on acquiring or merging with one or more operating businesses. Our efforts to identify a target business resulted in the Share Exchange Agreement with Non Industrial Manufacture Inc. (NIM), a private company. On June 2, 2011 the share exchange with NIM closed. We are now an urban produce production company with patents pending that aims to be the supplier of choice of fresh, locally grown, high-quality organic and conventional fruits and vegetables for urban consumers.

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

Off-Balance Sheet Arrangements

As of October 31, 2011 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2011. Based on the evaluation of these disclosure controls and procedures the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Controls

During the quarter covered by this report there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

The following exhibits are included with this quarterly filing:

Exhibit No.	Description

10.1	Directors Consulting Agreements as filed on Form 8-K filed August 24, 2011
10.2	2011 Stock and Option Plan as filed on Form S-8 filed August 12, 2011
31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 15, 2011	Urban Barns Foods Inc.

/s/ Jacob Benne
By: Jacob Benne
(Chief Executive Officer, President, & Director)

/s/ Daniel Meikleham
By: Daniel Meikleham
(Chief Financial Officer, Principal Accounting Officer & Director)