Form 10-Q/A
period 2011-10-31
Urban Barns Foods Inc.
filed 2012-01-12
CIK 1410253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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
[   ] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[X] Yes [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 14, 2011 the registrant’s outstanding common stock consisted of 56,761,700 shares.

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 2011 (the “10-Q”), is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

ITEM 6.	EXHIBITS.

The following exhibits are included with this quarterly filing:

Exhibit No.	Description

10.1	Directors Consulting Agreements as filed on Form 8-K filed August 24, 2011
10.2	2011 Stock and Option Plan as filed on Form S-8 filed August 12, 2011
31.1	Sec. 302 Certification of Principal Executive Officer*
31.2	Sec. 302 Certification of Principal Financial Officer*
32.1	Sec. 906 Certification of Principal Executive Officer*
32.2	Sec. 906 Certification of Principal Financial Officer*
101	Interactive data files pursuant to Rule 405 of Regulation S-T**

* These exhibits were previously included in Urban Barns Foods Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2011, filed with the Securities and Exchange Commission on December 15, 2011.

** Filed with this Form 10-Q/A for Urban Barns Foods Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 12, 2011	Urban Barns Foods Inc.

/s/ Jacob Benne
By: Jacob Benne
(Chief Executive Officer, President, & Director)

/s/ Daniel Meikleham
By: Daniel Meikleham
(Chief Financial Officer, Principal Accounting Officer & Director)