Form 10-Q
period 2012-01-31
Urban Barns Foods Inc.
filed 2012-03-15
CIK 1410253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

Commission file number: 000-53942

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
[ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 14, 2012 the registrant’s outstanding common stock consisted of 57,761,700 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of Urban Barns Foods Inc. (the “Company”, “Urban Barns”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

Urban Barns Foods Inc.
(A Development Stage Company)
January 31, 2012
(Unaudited)

Financial Statement Index

Consolidated Balance Sheets	F–2
Consolidated Statements of Operations	F–3
Consolidated Statements of Cash Flows	F–4
Notes to the Consolidated Financial Statements	F–5

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	January 31,	July 31,
	2012	2011
	$	$
	(unaudited)
ASSETS
Current assets
Cash	63,402	32,907
Prepaid expenses and deposits	6,980	13,606
Total current assets	70,382	46,513
Deferred finance charges (Note 5)	3,187	-
Property and equipment (Note 4)	62,542	66,351
Total assets	136,111	112,864

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	125,208	100,825
Convertible note (Note 5)	27,500	-
Due to related parties (Note 6)	79,732	79,837
Total liabilities	232,440	180,662
Nature of Operations and Continuance of Business (Note 1)
Stockholders’ deficit
Preferred stock Authorized: 100,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: nil shares	–	–
Common stock, Class A Authorized: 500,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 56,761,671 and 50,261,671 common shares, respectively	56,762	50,262
Common stock, Class B Authorized: 25,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: nil	–	–
Additional paid-in capital	640,494	54,919
Share subscription received	(427,038)	–
Accumulated deficit during the development stage	(366,547)	(172,979)
Total stockholders’ deficit	(96,329)	(67,798)
Total liabilities and stockholders’ deficit	136,111	112,864

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

					Accumulated
					from
					February 10,
	For the Three	For the Three	For the Six	For the Six	2010 (Date of
	Months Ended	Months Ended	Months Ended	Months Ended	Inception) to
	January 31,	January 31,	January 31,	January 31,	January 31,
	2012	2011	2012	2011	2012
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Depreciation	4,021	–	6,273	–	12,602
Foreign exchange loss (gain)	(7,937)	–	(12,047)	–	(29,088)
General and administrative	35,588	18	109,406	36	139,577
Professional fees	27,353	–	87,373	–	105,718
Research and development	541	–	2,563	–	2,753

Total expenses	59,566	18	193,568	36	231,562
Net loss	(59,566)	(18)	(193,568)	(36)	(231,562)

Loss per share – basic and diluted	–	–	–	–

Weighted average shares outstanding	56,761,671	3,000,000	56,471,454	3,000,000

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

			Accumulated
			from
			February 10,
	For the Six	For the Six	2010 (Date of
	Months Ended	Months Ended	Inception) to
	January 31,	January 31,	January 31,
	2012	2011	2012
	$	$	$

Operating Activities
Net loss for the period	(193,568)	(36)	(231,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,273	–	12,602
Shares issued for consulting fees	28,000	–	28,000
Stock based compensation	11,575	–	11,575
Deferred financing cost	563	–	563
Changes in operating assets and liabilities:
Prepaid expenses and deposits	6,626	–	3,270
Accounts payable	24,383	–	31,968
Due to related parties	892	20	15,101
Net cash used in operating activities	(115,256)	(16)	(128,483)

Investing Activities
Purchase of property and equipment	(2,464)	–	(63,285)
Cash acquired on recapitalization	–	–	1,774
Net cash used in investing activities	(2,464)	–	(61,511)

Financing Activities
Proceeds from issuance of a convertible debenture	23,750	–	23,750
Proceeds from issuance of common shares	125,462	–	230,643
Repayment to due to related parties	(997)	–	(997)
Net cash provided by financing activities	148,215	–	253,396
Increase (decrease) in cash	30,495	(16)	63,402
Cash – beginning of period	32,907	40	–
Cash – end of period	63,402	24	63,402

Non-cash investing and financing activities
Conversion of Class B shares to Class A shares	–	–	50,000

Supplemental disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

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

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at January 31, 2012, the Company has not realized any revenues, has a working capital deficit of $162,058 and has an accumulated deficit of $366,547. The continued operations of the Company are dependent on its ability to generate future cash flows from operations or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2012 and July 31, 2011, the Company had no items that affected comprehensive loss.

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

The assets acquired and liabilities assumed are as follows:

$
Cash	1,774
Prepaid expenses	10,250
Property and equipment	11,859
Accounts payable	(89,718)
Due to related parties	(69,150)
Net liabilities assumed	(134,985)

4.	Property and Equipment

			January 31,	July 31,
			2012	2011
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
Production equipment	79,216	16,674	62,542	66,351

5.	Convertible Note

On January 4, 2012, the Company entered into a Convertible Promissory Note agreement for $27,500. Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to the lower of 55% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on October 6, 2012.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company will recognize the fair value of the embedded conversion feature as a derivative liability when the Note becomes convertible on October 6, 2012. The Company paid $3,750 of deferred finance costs relating to the issuance of the Note. At January 31, 2012, the Company had recorded amortization of $563 and the remaining $3,187 will be charged to operation over the life of the note.

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

6.	Related Party Transactions

	(a)	As at January 31, 2012, the Company owed $76,381 (2011 - $76,320) to directors and officers of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

	(b)	As at January 31, 2012, the Company owed $3,351 (2011 - $3,517) to a company controlled by an officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(c)

As at January 31, 2012, the Company had $14,400 (2011 - $5,400) recorded in accounts payable for amounts owing to the spouse of the President of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(d)

As at January 31, 2012, the Company had $48,420 (2011 - $37,604) recorded in accounts payable for amounts owing to companies controlled by an officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

	(e)	During the period ended January 31, 2012, the Company incurred accounting fees of $10,800 (2011 - $nil) to the spouse of the President of the Company.

	(f)	During the period ended January 31, 2012, the Company incurred travel expenses fees of $30,944 (2011 - $nil) to an officer of the Company.

	(g)	During the period ended January 31, 2012, the Company incurred consulting fees of $19,020 (2011 - $nil) to officers of the Company.

	(h)	During the period ended January 31, 2012, the Company incurred rental fees of $7,089 (2011 - $6,598) to a company controlled by an officer of the Company.

7.	Common Stock

(a)

On August 8, 2011, the Company issued 3,400,000 shares of Class A common stock pursuant to the exercise of 3,400,000 stock options for proceeds of $510,000 of which $82,962 was received and $427,038 was recorded in share subscription received as of January 31, 2012.

	(b)	On August 8, 2011, the Company issued 1,700,000 shares of Class A common stock pursuant to the exercise of 1,700,000 stock options for proceeds of $42,500 that was received as of January 31, 2012.

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

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

8.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		Average
	Number of	Exercise Price
	Warrants	$
Balance, July 31, 2010	1,858	236
Expired	(358)	300
Balance, July 31, 2011	1,500	222
Expired	(250)	250
Balance, January 31, 2012	1,250	216

As at January 31, 2012, the following share purchase warrants were outstanding:

	Exercise
Number of	Price
Warrants	$	Expiry Date
1,250	216	February 10, 2012

9.	Stock Options

On August 8, 2011, the Company granted 1,700,000 stock options at an exercise price of $0.025 per share expiring on November 15, 2011 and granted 3,400,000 stock options at an exercise price of $0.15 per share expiring on November 15, 2011. All 5,100,000 stock options were vested immediately. The fair value for these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected life of 0.25 years, a risk- free rate of 0.03%, an expected volatility of 195%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.11 per share. During the six months ended January 31 2012, the Company recorded stock-based compensation of $11,575 (2011 - $nil) as general and administrative expense.

The following table summarizes the continuity of stock options:

		Weighted
		Average
	Number of	Exercise Price
	options	$
Balance, July 31, 2010 and 2011	–	–
Granted	5,100,000	0.11
Exercised	(5,100,000)	0.11
Balance, January 31, 2012	–	–

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

10.	Subsequent Events

a)

On February 9, 2012, the Company entered into four Convertible Promissory Note agreements for a total of $60,000. Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to the lower of 55% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on November 9, 2012.

b)

On February 9, 2012, the Company entered into a consulting agreement with a non-related party for a period of six months through August 9, 2012. In consideration of the services, the Company issued an aggregate of 1,000,000 shares of its common stock.

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

We incurred operating expenses of $59,566 for the three months ended January 31, 2012. These expenses consisted of $35,588 in general operating expenses, $541 in research and development expenses, and $27,353 in professional fees. For the same period ended January 31, 2011 we incurred operating expenses of $18. These expenses are higher due to the fact that we had more operating activity in the current period compared to the prior period.

Our net loss from inception (February 10, 2010) through January 31, 2012 was $231,562.

The following table provides selected financial data about our company for the quarter ended January 31, 2012.

	January 31,	July 31,
	2012	2011
	$	$
Current Assets	70,382	46,513
Current Liabilities	232,440	180,662
Working Capital (Deficit)	(162,058)	(134,149)

Liquidity and Capital Resources

As of January 31, 2012, we had cash of $63,402, total current assets of $70,382, total current liabilities of $232,440 and working capital deficit of $162,058 compared to cash of $32,907, total current assets of $46,513, total current liabilities of $180,662, and working capital deficit of $134,149 as of July 31, 2011. The increase in liabilities is due primarily to as increase in account payable and due to related parties due to a lack of sufficient cashflows to pay our outstanding obligations.

During the period ended January 31, 2012, we received net cash of $148,215 from financing activities, compared to net cash received of $nil from financing activities during the period ended January 31, 2011. The increase is due to proceeds received from the exercise of stock options.

During the period ended January 31, 2012, we used net cash of $115,256 on operating activities, compared to $16 net cash used on operating activities during the period ended January 31, 2011. The increase in cash used was due to increase in operating activity during the current period.

During the period ended January 31, 2012, we incurred $2,464 for the purchase of property of equipment compared with no investing activities for the period ended January 31, 2011.

Since February 10, 2010 (inception) to January 31, 2012, our accumulated deficit was $366,547. We are dependent on the funds raised through our equity or debt financing, investing activities, and revenue generated through the sales of our products to fund our operations. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Off-Balance Sheet Arrangements

As of January 31, 2012 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2012. Based on the evaluation of these disclosure controls and procedures the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Controls

During the quarter covered by this report there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

March 14, 2012	Urban Barns Foods Inc.

/s/ Jacob Benne
By: Jacob Benne
(Chief Executive Officer, President, & Director)

/s/ Daniel Meikleham
By: Daniel Meikleham
(Chief Financial Officer, Principal Accounting Officer & Director)