Form 10-Q
period 2012-04-30
Urban Barns Foods Inc.
filed 2012-06-14
CIK 1410253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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
[   ] Yes     [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 13, 2012 the registrant’s outstanding common stock consisted of 57,761,671 shares.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

The unaudited interim financial statements of Urban Barns Foods Inc. (the “Company”, “Urban Barns”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

URBAN BARNS FOODS INC.
(A Development Stage Company)
April 30, 2012
(Unaudited)

Financial Statement Index

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	April 30,	July 31,
	2012	2011
	$	$
	(unaudited)

ASSETS

Current assets

Cash	67,001	32,907
Prepaid expenses and deposits	33,337	13,606

Total current assets	100,338	46,513

Deferred finance charges	7,994	–
Property and equipment (Note 4)	59,917	66,351

Total assets	168,249	112,864

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	101,496	100,825
Convertible note (Note 5)	145,000	–
Due to related parties (Note 6)	57,010	79,837

Total liabilities	303,506	180,662

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ deficit

Preferred stock
Authorized: 100,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: nil shares	–	–

Common stock, Class A
Authorized: 500,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 57,761,671 and 50,261,671 common shares, respectively	57,762	50,262

Common stock, Class B
Authorized: 25,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: nil	–	–

Additional paid-in capital	674,494	54,919

Common stock issuable	5,450	–

Share subscription receivable	(427,038)	–

Accumulated deficit during the development stage	(445,925)	(172,979)

Total stockholders’ deficit	(135,257)	(67,798)

Total liabilities and stockholders’ deficit	168,249	112,864

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

					Accumulated
					from
					February 10,
	For the Three	For the Three	For the Nine	For the Nine	2010 (Date of
	Months Ended	Months Ended	Months Ended	Months Ended	Inception) to
	April 30,	April 30,	April 30,	April 30,	April 30,
	2012	2011	2012	2011	2012
	$	$	$	$	$

Revenue	–	–	–	–	–
Expenses
Depreciation	2,181	80	8,454	80	14,783
Foreign exchange loss (gain)	1,355	–	(10,692)	–	(27,733)
General and administrative	32,962	18,261	142,368	18,297	172,539
Professional fees	39,714	–	127,087	–	145,432
Research and development	731	–	3,294	–	3,484
Total operating expenses	76,943	18,341	270,511	18,377	308,505
Net loss before other expense	(76,943)	(18,341)	(270,511)	(18,377)	(308,505)
Other expense
Interest expense	2,435	–	2,435	–	2,435
Net loss for the period	(79,378)	(18,341)	(272,946)	(18,377)	(310,940)

Loss per share – basic and diluted	–	–	–	–

Weighted average shares outstanding	57,517,227	43,307,865	56,814,956	34,338,462

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

			Accumulated
			from
			February 10,
	For the Nine	For the Nine	2010 (Date of
	Months Ended	Months Ended	Inception) to
	April 30,	April 30,	April 30,
	2012	2011	2012
	$	$	$
Operating Activities
Net loss for the period	(272,946)	(18,377)	(310,940)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	8,454	80	14,783
Shares issued for consulting fees	67,200	–	67,200
Stock based compensation	11,575	–	11,575
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(19,731)	–	(23,087)
Deferred financing cost	2,756	–	2,756
Accounts payable	671	–	8,256
Due to related parties	(21,815)	41,301	(7,606)
Net cash used in operating activities	(223,836)	23,004	(237,063)
Investing Activities
Issuance of loan receivable	–	(7,990)	–
Purchase of property and equipment	(2,020)	(48,301)	(62,841)
Cash acquired on recapitalization	–	–	1,774

Net cash used in investing activities	(2,020)	(56,291)	(61,067)
Financing Activities
Proceeds from issuance of a convertible debenture	145,000	–	145,000
Finders’ fees paid	(9,500)	–	(9,500)
Proceeds from issuance of common shares	125,462	10,198	230,643
Repayment to due to related parties	(1,012)	29,228	(1,012)
Net cash provided by financing activities	259,950	39,426	365,131
Increase in cash	34,094	6,139	67,001
Cash – beginning of period	32,907	40	–
Cash – end of period	67,001	6,179	67,001

Non-cash investing and financing activities
Conversion of Class B shares to Class A shares	–	–	50,000

Supplemental disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

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

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at April 30, 2012, the Company has not realized any revenues, has a working capital deficit of $203,168 and has an accumulated deficit of $445,925. The continued operations of the Company are dependent on its ability to generate future cash flows from operations or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2012 and July 31, 2011, the Company had no items that affected comprehensive loss.

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, convertible note, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

The assets acquired and liabilities assumed are as follows:

$
Cash	1,774
Prepaid expenses	10,250
Property and equipment	11,859
Accounts payable	(89,718)
Due to related parties	(69,150)
Net liabilities assumed	(134,985)

4.	Property and Equipment

			April 30,	July 31,
			2012	2011
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
Production equipment	79,216	19,299	59,917	66,351

5.	Convertible Note

a)

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

Pursuant to ASC 815, “Derivatives and Hedging,” the Company will recognize the fair value of the embedded conversion feature as a derivative liability when the Note becomes convertible on October 6, 2012. The Company incurred $3,750 of deferred finance costs relating to the issuance of the Note. The Company also had common stock issuable of $1,250 as of April 30, 2012. As of April 30, 2012, the Company had recorded amortization of $2,120 and the remaining $2,880 will be charged to operation over the life of the note.

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

5.	Convertible Note (continued)

b)

On February 9, 2012, the Company entered into six Convertible Promissory Note agreements for a total of $85,000. Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to the lower of 55% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on November 9, 2012.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company will recognize the fair value of the embedded conversion feature as a derivative liability when the Note becomes convertible on November 9, 2012.

c)

On March 30, 2012, the Company entered into a Convertible Promissory Note agreement for $32,500. Pursuant to the agreement, the loan is convertible into shares of common stock at a variable conversion price equal to the lower of 55% of the average of the lowest three closing bid prices for the common stock during the 10 trading days prior to the date of the conversion notice. The loan bears interest at 8% per year and the principal amount and any interest thereon are due on January 4, 2013.

Pursuant to ASC 815, “Derivatives and Hedging,” the Company will recognize the fair value of the embedded conversion feature as a derivative liability when the Note becomes convertible on January 4, 2013. The Company paid $5,750 of deferred finance costs relating to the issuance of the Note. At April 30, 2012, the Company had recorded amortization of $637 and the remaining $5,113 will be charged to operation over the life of the note.

6.	Related Party Transactions

	(a)	As at April 30, 2012, the Company owed $53,610 (2011 - $76,320) to directors and officers of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

	(b)	As at April 30, 2012, the Company owed $3,400 (2011 - $3,517) to a company controlled by an officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(c)

As at April 30, 2012, the Company had $19,800 (2011 - $5,400) recorded in accounts payable for amounts owing to the spouse of the President of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(d)

As at April 30, 2012, the Company had $22,750 (2011 - $37,604) recorded in accounts payable for amounts owing to companies controlled by an officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

	(e)	During the period ended April 30, 2012, the Company incurred accounting fees of $18,060 (2011 - $nil) to the spouse of the President of the Company.

	(f)	During the period ended April 30, 2012, the Company incurred travel expenses fees of $32,849 (2011 - $nil) to an officer of the Company.

	(g)	During the period ended April 30, 2012, the Company incurred consulting fees of $19,020 (2011 - $nil) to officers of the Company.

	(h)	During the period ended April 30, 2012, the Company incurred rental fees of $11,224 (2011 - $10,080) to a company controlled by an officer of the Company.

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

7.	Common Stock

(a)

On August 8, 2011, the Company issued 3,400,000 shares of Class A common stock pursuant to the exercise of 3,400,000 stock options for proceeds of $510,000 of which $82,962 was received and $427,038 was recorded in share subscription receivable.

	(b)	On August 8, 2011, the Company issued 1,700,000 shares of Class A common stock pursuant to the exercise of 1,700,000 stock options for proceeds of $42,500.

	(c)	On August 9, 2011, the Company issued 951,000 common shares for consulting services with a fair value of $19,020.

	(d)	On August 9, 2011, the Company issued 449,000 common shares for consulting services with a fair value of $8,980.

	(e)	On February 22, 2012, the Company issued 1,000,000 common shares for consulting services with a fair value of $35,000.

8.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		Average
	Number of	Exercise Price
	Warrants	$
Balance, July 31, 2011	1,500	222
Expired	(1,500)	222
Balance, April 30, 2012	–	–

9.	Stock Options

On August 8, 2011, the Company granted 1,700,000 stock options at an exercise price of $0.025 per share expiring on November 15, 2011 and granted 3,400,000 stock options at an exercise price of $0.15 per share expiring on November 15, 2011. All stock options were vested immediately. The fair value for these stock options was estimated at the date of grant using the Black-Scholes option- pricing model assuming a weighted average expected life of 0.25 years, a risk-free rate of 0.03%, an expected volatility of 195%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.11 per share. During the nine months ended April 30 2012, the Company recorded stock-based compensation of $11,575 (2011 - $nil) as general and administrative expense.

The following table summarizes the continuity of stock options:

		Weighted
		Average
	Number of	Exercise Price
	options	$
Balance, July 31, 2011	–	–
Granted	5,100,000	0.11
Exercised	(5,100,000)	0.11
Balance, April 30, 2012	–	–

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

We incurred operating expenses of $76,943 for the three months ended April 30, 2012. These expenses consisted of $32,962 in general operating expenses, $731 in research and development expenses, and $39,714 in professional fees. For the same period ended April 30, 2011 we incurred operating expenses of $18,341. These expenses are higher due to the fact that we had more operating activity in the current period compared to the prior period.

Our net loss from inception (February 10, 2010) through April 30, 2012 was $310,940.

The following table provides selected financial data about our company for the quarter ended April 30, 2012.

	April 30,	July 31,
	2012	2011
	$	$
Current Assets	100,338	46,513
Current Liabilities	303,506	180,662
Working Capital (Deficit)	(203,168)	(134,149)

Liquidity and Capital Resources

As of April 30, 2012, we had cash of $67,001, total current assets of $100,338, total current liabilities of $303,506 and working capital deficit of $203,168 compared to cash of $32,907, total current assets of $46,513, total current liabilities of $180,662, and working capital deficit of $134,149 as of July 31, 2011. The increase in liabilities is due primarily to as increase in account payable and due to related parties due to a lack of sufficient cashflows to pay our outstanding obligations.

During the period ended April 30, 2012, we received net cash of $259,950 from financing activities, compared to net cash received of $nil from financing activities during the period ended April 30, 2011. The increase is due to proceeds received from the exercise of stock options and funds received for convertible notes.

During the period ended April 30, 2012, we used net cash of $223,836 on operating activities, compared to $23,004 net cash used on operating activities during the period ended April 30, 2011. The increase in cash used was due to increase in operating activity during the current period.

During the period ended April 30, 2012, we incurred $2,020 for the purchase of property of equipment compared with $56,291 for the period ended April 30, 2011.

Since February 10, 2010 (inception) to April 30, 2012, our accumulated deficit was $445,925. We are dependent on the funds raised through our equity or debt financing, investing activities, and revenue generated through the sales of our products to fund our operations. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Off-Balance Sheet Arrangements

As of April 30, 2012 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

     b.      Use of Estimates and Assumptions

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

     c.      Foreign Currency Translation

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

     d.      Financial Instruments and Fair Value Measurements

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, convertible note, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

ITEM 4.           CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2012. Based on the evaluation of these disclosure controls and procedures the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

June 13, 2012	Urban Barns Foods Inc.

/s/ Jacob Benne
__________________________
By: Jacob Benne
(Chief Executive Officer, President, & Director)

/s/ Daniel Meikleham
__________________________
By: Daniel Meikleham
(Chief Financial Officer, Principal Accounting Officer & Director)