Form 10-K
period 2012-07-31
Urban Barns Foods Inc.
filed 2012-10-31
CIK 1410253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________.

Commission file number 000-53942

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

Yes [   ]          No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Yes [   ]          No [X]

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 30, 2012 was $1,836,427.06 based on a $0.027 closing price for the Common Stock on October 30, 2012. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

145,266,817 shares of common stock issued & outstanding as of October 30, 2012

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

Our strategy is to develop a series of “Urban Barns” that we use to grow our fruits and vegetables in a number of urban centers, beginning with Montreal, Canada. To do this, we plan to lease and retrofit a series of warehouse-type facilities in high density strategic locations and purchase and install proprietary growing machines to grow our organic and conventional produce. We hope that this will provide consumers with a desirable degree of food security in addition to the other benefits associated with cubic farming, such as a reduced ecological footprint. As of the date of this Prospectus, we have not secured any such locations and have not begun growing fruit and vegetables in commercially viable quantities.

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

Technology

The technology that we plan to use to cultivate our fruits and vegetables consists of a proprietary cubic farming apparatus used to grow produce indoors which takes up a limited amount of space and subjects plants to a variety of light spectrums over the course of their growing cycles. In addition to the land-use benefits it provides, we believe that the growing apparatus makes efficient use of light, energy, water, temperature, production cycle, transportation and labor, and is capable of producing safe, healthy, fresh, high-quality produce in controlled indoor environments. Our strategy of using this technology strategically located in densely populated urban areas will allow us to reduce the cost of production, water usage, carbon emissions and herbicide and pesticide use as compared to traditional methods of farming.

Our technology was developed by us and although the machine is not yet protected by patent, we have filed Patent Corporation Treaty (which covers approximately 145 member countries), USA and Kingdom of Saudi Arabia patent applications to protect this proprietary technology. Currently, we rely on business secrets and know-how to protect our proprietary technology.

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

Products and Services

We plan to initially offer the following fruits and vegetables for sale, as we have found that they are relatively easy to propagate and can be grown to maturity in short production cycles: multiple varieties of lettuce, spinach, basil, various herbs, and strawberries. We have identified these items due to their high demand and profit potential, but this list is by no means exhaustive.

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

Once we have grown our produce, we plan to leverage the infrastructure established by Robyn Jackson, our Vice President, Logistics and Director, to distribute our fruits and vegetables on a cost-effective basis. We anticipate entering into agreements with a variety of regional distributors in any other locations in which we plan to operate once we have established the validity of our business model. Mr. Jackson will be in charge for establishing logistics solutions for Urban Barns fruit and produce as well as development of relationships with local distributors and major retailers.

Locations

We plan to establish our first production “Urban Barn” in Montreal, Quebec, Canada. We have entered into negotiations with property owners, to supply space for our first commercial facility. We targeted Montreal based on the presence of a large potential customer base totaling 4 million population, and a thriving tourism industry whose hotels and restaurants require a supply of fresh, high-quality produce year-round.

Following the set-up of our first “urban barn”, we anticipate investigating other potential locations in the “Quebec City through Windsor, Ontario, corridor which is home to 18.5 million urban residents. From both our first planned location in Montreal and from Windsor, Ontario offers two strategic locations to expand into the United States.

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

We plan to establish a network of controlled indoor environments in multiple urban locations for the purpose of growing fresh fruit and vegetables and supplying this produce to major food retailers on a year-round basis. Since we plan to acquire and retrofit existing vacant buildings and use proprietary technology to grow our fruits and vegetables, we will not have to incur a significant capital outlay to establish our “urban barns”, and the only limitations we will face in terms of scale will be related to the cost of acquiring and renovating similar facilities in close proximity to multiple urban centers.

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

Intellectual Property

We own the copyright of our logo and all of the contents of our website, www.urbanbarnsfoods.com. We have not filed for any protection of our trademark and we do not currently own any other intellectual property rights. However, we have filed for patent protection for our growing technology and growing methods in Canada, USA and Internationally. The technology and growing methods that we plan to use to cultivate our fruits and vegetables consists of a proprietary cubic farming apparatus used to grow produce indoors which takes up a limited amount of space and subjects plants to a variety of light spectrums over the course of their growing cycles. In addition to the land-use benefits it provides, we believe that the growing apparatus makes efficient use of light, energy, water, temperature, production cycle, transportation and labor, and is capable of producing safe, healthy, fresh, high-quality produce in controlled indoor environments.

Research and Development

We have spent $3,287 on research and development activities, $33,211 researching, developing and designing our technology for our patent protection filings, and $144,931 on R&D growing machines, lighting and environmental control systems from our inception on February 10, 2010 to July 31, 2012.

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

Employees

As of October 30, 2012 we did not have any employees. Our directors and officers provide us with services on a consulting basis. We plan to hire a number of full-time employees in the near future to engage in administrative tasks and the development of our first “urban barn” facility in Montreal, Quebec, Canada. Once we have entered into definitive agreements to distribute our produce, we anticipate hiring additional employees to operate this facility and engaging various consultants to provide legal, accounting, and marketing services to us.

Item 1A.	Risk Factors

Risks Related to Our Business

We are a Developmental Company

We are an early stage company and may face various challenges confronting such companies, including, for example, limited financial and other resources, inability to penetrate markets and recognize sufficient revenues, and the ability to attain profitability.

Moreover, we have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the developmental stage. Further, in the past, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $391,314 from inception to July 31, 2012 and incurred losses of approximately $353,320 during fiscal year ended July 31, 2012. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to develop our technology and facilities and products may be more than management currently anticipates; and (ii) we encounter greater costs associated with general and administrative expenses.

There is limited evidence that technology used by producers of select organic and conventional fruits and vegetables in secure and controlled indoor environments to grow vegetables will be profitable in a commercial application.

Although we believe that our technology will enable us to implement our business plan, as of the date hereof, the technology is still in the early stage of commercialization and has only limited results in a research and development setting. As of the date of this Annual Report, only one facility is in operation employing our technology to produce vegetables and that facility has been operating as a Research and Development test for three years. If the technology does not perform as anticipated, we will be unable to achieve profitability.

We are substantially dependent on our indoor cubic farming technology. A disruption in this technology may have a negative effect on our results of operations, financial condition and cash flow.

We use certain equipment associated with our indoor cubic farming technology. In the event that this equipment is not readily available to use or the equipment malfunctions without a source of repair, it could have a material adverse effect on our business.

Our business is dependent on locating suitable facilities, acquiring or leasing such facilities on favorable terms and successfully completing the custom construction necessary to install and operate our indoor cubic farming equipment. If we are not able to accomplish any one of these goals, our growth potential, results of operations and business will be materially and adversely affected.

We expect to raise capital to construct our initial cubic farming facility. This requires that we lease and retrofit appropriate facilities. Assuming we can obtain suitable leasing arrangements, specialized construction will be required to adapt these facilities for our business model. We have not entered into any contracts to build and or operate any indoor cubic farming facilities. There can be no assurance that construction of the facilities will be completed within our anticipated time frame or budget. Construction projects are subject to cost overruns and delays not within our control or that of our subcontractors, such as those caused by acts of governmental entities, financing delays or bad weather. Delays can also arise from design changes and material equipment shortages or delays in delivery. Our inability to construct any facility in a timely fashion and within our projected construction budget could have a material adverse effect on our business and our anticipated financial performance.

Our facilities will require certain permits to operate, which we may not be able to obtain at all or obtain on a timely basis.

The specific permit and approval requirements are set by the state and the various local jurisdictions, including but not limited to city, town, county, township, and state agencies having control over the specific properties. Permits once given may be withdrawn. We may not be able to secure all the necessary permits for future facilities on a timely basis or at all, which may prevent us from operating such facilities according to our business plan. Inability to obtain or maintain permits to construct, operate or maintain our facilities will severely and adversely affect our business.

Outbreaks of plant diseases or pest infestations can significantly restrict our ability to conduct our operations.

We intend to take all reasonable precautions to ensure that our crops are healthy and that our indoor cubic farming facilities operate in a sanitary and environmentally sound manner. However, notwithstanding our precautions, plant diseases or pest infestations could destroy all or a significant portion of the crops in a facility and could eliminate or significantly reduce production from that facility until we are able to disinfect the facility and grow replacement crops. We do not believe that insurance against crop damage from disease or pest infestations will be available. Therefore, such an infestation or contamination could have a significant adverse impact on our business.

A significant interruption in the operation of our indoor cubic farming facility could potentially disrupt our operations.

Our business plan is to diversify and operate multiple locations, however, initially, we will have only one indoor cubic farming facility supporting our operations. A significant interruption impacting this facility, whether as a result of plant diseases or pest infestations, a natural disaster, technical or labor difficulties, fire or other causes, could impair our ability to timely grow or deliver products, potentially resulting in a material adverse effect on our business, financial position and results of operations.

Water or power shortages could disrupt our production and have a material adverse effect on our business, financial position and results of operations.

Our production will require a continual supply of utilities such as water and electricity. Interruptions of water or electricity supply could result in temporary shutdowns of our irrigation, HVAC and electrical systems. Any suspension or termination of water or electricity of any significant duration or other unexpected business interruptions could have a material and adverse impact on our crops and consequently on our business, financial condition and results of operations.

Energy and fuel cost variations could adversely affect operating results and expenses.

Energy costs, particularly electricity and natural gas, constitute a substantial portion of our operating expenses. The price and supply of energy and natural gas are unpredictable and fluctuate based on events outside our control, including demand for oil and gas, weather, actions by OPEC and other oil and gas producers, and conflict in oil-producing countries. Price escalations in the cost of electricity or reductions in the supply of natural gas could increase operating expenses and negatively affect our results of operations. We may not be able to pass through all or part of the increased energy and fuel costs to our customers.

Our income will depend on sales of perishable merchandise, which can lose its value quickly; such losses could harm our operating results.

Although the cubic farming concept is intended to reduce the time between harvest and sale, our crops will still be subject to all the risks of any perishable food, including spoilage. Accordingly, any delay in harvesting or shipping our crops could result in losses due to spoilage, which would adversely affect our revenues and net income.

Our business is sensitive to fluctuations in market prices and demand for our products.

Fresh vegetables are highly perishable and generally must be brought to market and sold very shortly after harvest. The selling price for certain types of vegetables depends on factors such as the supply of and demand for such vegetables and the availability and quality of such vegetables in the marketplace.

We will plan our production schedule and crop selection based on our analysis and estimate of future market demand. Demand for our products will depend primarily on consumer-related factors, such as demographics, local preferences and food consumption trends, as well as macroeconomic factors, such as the condition of the economy and the level of consumer confidence. To remain competitive, we will need to continually monitor and adapt to the changing market demand. Our failure or inability to follow or adapt to changes in market demand in a timely manner, if at all, may have a material and adverse effect on our business and our results of operation.

We face the risk of fluctuations in the cost, availability and quality of our raw materials.

Increases in the cost of raw materials essential to our operations, particularly plant seeds, nutrients, and packaging materials, would increase our costs of production, which we may be unable to recoup through higher prices for our crops. A scarcity of these raw materials could require us to curtail production, which also would have a material adverse effect on our results of operations.

We are subject to the risk of product contamination and product liability claims as well as negative publicity associated with food safety issues.

External factors may depress the prices for our products. General public concerns regarding the quality, safety or health risks associated with particular vegetables could reduce demand and prices for some of our products. Harm to the health of consumers may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growth, storage, handling or transportation phases. We could become subject to claims or lawsuits relating to consumption of our products that are alleged to cause harm to the health of consumers. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or discomfort could adversely affect our reputation with existing and potential customers and our corporate and brand image.

Market demand for our products may also be adversely affected by negative publicity concerning food safety of vegetables produced by other vegetable producers in our target markets. Such negative publicity may lead to a loss of consumer confidence and a decrease in the demand and prices for our products. Despite such decreased demand, circumstances may require us to bring our produce to market promptly, in which case we may experience losses on those products.

A decrease in the selling price received for our products due to product liability claims or perceived issues relating to quality, safety or health risks associated with our products could have a material adverse effect on our business, results of operations and financial condition.

The fresh vegetable market is highly competitive and our growth and results of operations may be adversely affected if we are unable to compete effectively.

Our competitors include, but are not limited to, local, regional, national and international producers of produce of all kinds. Their businesses compete with us for customers and locations. In addition, some are expanding more aggressively in marketing a range of natural and organic foods. Some of these potential competitors may have been in business longer or may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products.

In addition, although indoor cubic farming is a new business and we believe that our technology gives us certain competitive advantages, there are other indoor agriculture systems available and the cost of entry into the indoor farming business may not prove to be a significant competitive barrier. There can be no assurance that others have not developed or will not independently develop proprietary technology similar to ours. The extent that we may be required in the future to obtain licenses with respect to patents or other proprietary rights obtained by others and the availability and cost of any such licenses are currently unknown. Additional costs incurred as a result of acquiring any patents or licenses may adversely affect our cash flow and net income.

Our operations will be highly regulated in the areas of food safety and protection of human health and we may be subject to the risk of incurring compliance costs and the risk of potential claims and regulatory actions.

We will be subject to various federal, state and local laws, regulations and administrative practices affecting our business, and we will have to comply with provisions regulating health and sanitation standards, food labeling, equal employment, and minimum wages and licensing, in addition to building codes and fire and other safety regulations. These laws and regulations directly affect our day-to-day operations, and violations of these laws and regulations can result in substantial fines or penalties. There can be no assurance that these fines or penalties would not have a material adverse effect on our business, results of operations and financial condition. To stay compliant with all of the laws and regulations that apply to our operations and produce, we may be required in the future to modify our operations, purchase new raw materials or make capital improvements, which could have a material adverse effect on our operations.

Risks Related to our Common Stock

Sales of a Substantial Number of Shares of Common Stock Into the Public Market by Certain Stockholders May Result in Significant Downward Pressure on the Price of our Common Stock and Could Affect Your Ability to Realize the Current Trading Price of our Common Stock.

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of the date of this Annual Report, we have 145,266,817 shares of common stock issued and outstanding. Of the total number of shares of common stock issued and outstanding, certain stockholders are able to resell shares pursuant to a Registration Statement on S-8 filed with the Securities and Exchange Commission.

As of the date of this Annual Report, there are 109,149,674 outstanding shares of common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Any significant downward pressure on the price of our common stock as the selling stockholders sell their shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

The Trading Price of Our Common Stock on the OTC Bulletin Board Will Fluctuate Significantly and Stockholders May Have Difficulty Reselling Their Shares.

As of the date of this Annual Report, our common stock trades on the Over-the-Counter Bulletin Board. There is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our development efforts; (ii) failure to meet our revenue or profit goals or operating budgets; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

Additional Issuance of Equity Securities May Result in Dilution to our Existing Stockholders.

Our Articles of Incorporation authorize the issuance of 500,000,000 Class A, 25,000,000 Class B and 100,000,000 Preferred shares of common stock. The board of directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance may also cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such possible dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

Because we have complied with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act, as well as the rules enacted by the SEC and the national stock exchanges as a result of the Sarbanes-Oxley Act, requires the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity and efficiency of corporate management and the securities markets and apply to securities which are listed on those exchanges. Because we have complied with many of the corporate governance provisions, our stockholders have limited protections. Certain of these corporate governance provisions are as follows: (i) establishment of an audit committee charter and appointment of members to the audit committee; (ii) adoption of an ethics code; (iii) conduct analysis of our internal and financial control procedures; and (iv) establishment of a compensation committee. Management intends to address these issues within our organizational structure during fiscal year 2012/2013 to ensure the best effective corporate governance and financial management. Management has adopted certain corporate governance practices as follows: (i) adherence to a clear ethical basis within all business operations; (ii) alignment of business goals with such ethical basis; (iii) strategic management which incorporates shareholder value; (iv) identifying corporate organizational structure to effect good corporate governance; and (v) creating reporting systems to provide transparency and accountability.

Until we comply with the corporate governance measures adopted by the national securities exchanges after the enactment of Sarbanes-Oxley Act, regardless of whether such compliance is required, the absence of standards of corporate governance may leave our stockholders without protections against interested director transactions which may not be favorable to the shareholders, conflicts of interest and similar matters, and investors may be reluctant to provide us with funds in the future if we determine it is necessary to raise additional capital. We intend to comply with all applicable corporate governance measures relating to director independence as soon as practicable.

Our Common Stock is Classified as a “Penny Stock” Under SEC Rules Which Limits the Market for Our Common Stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules.

Securities analysts may not provide coverage of our common stock or may issue negative reports, which may have a negative impact on the market price of our common stock.

Securities analysts have not historically provided research coverage of our common stock and may elect not to do so in the future. If securities analysts do not cover our common stock, the lack of research coverage may cause the market price of our common stock to decline. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about our business. If one or more of the analysts who elects to cover us downgrades our stock, our stock price would likely decline substantially. If one or more of these analysts ceases coverage of us, we could lose visibility in the market, which in turn could cause our stock price to decline. In addition, rules mandated by the Sarbanes-Oxley Act of 2002 and a global settlement reached in 2003 between the SEC, other regulatory agencies and a number of investment banks have led to a number of fundamental changes in how analysts are reviewed and compensated. In particular, many investment banking firms are required to contract with independent financial analysts for their stock research. It may be difficult for companies such as ours, with smaller market capitalizations, to attract independent financial analysts that will cover our common stock. This could have a negative effect on the market price of our stock.

Our Officer and Directors are Outside the United States with the Result That it May Be Difficult for Investors to Enforce Within the United States Any Judgments Obtained Against Us or Our Directors or Officers.

Our officers and directors are nationals and/or residents of a country other than the United States, and all or a substantial portion of such person's assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States.

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

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on OTC Bulletin Board under the trading symbol “URBF.QB”. We cannot assure you that there will be a market in the future for our common stock.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

FINRA OTC Bulletin Board
Quarter Ended	High	Low
July 31, 2012	$0.03	$0.02
April 30, 2012	$0.04	$0.03
January 31, 2012	$0.06	$0.06
October 31, 2011	$0.60	$0.60

Holders

As of October 30, 2012 there were 92 holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

On July 25, 2011 our board of directors approved the establishment of the 2011 Employee Stock and Option Plan which provides for the issuance of 7,000,000 shares or options to acquire our common stock to our directors, officers, employees and consultants. As of October 30, 2012, 1,400,000 shares and 5,100,000 options had been issued.

Recent Sales of Unregistered Securities

We have not made any previously unreported sales to July 31, 2012.

Recent Purchases of Equity Securities by us and our Affiliated Purchases

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of October 30, 2012.

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

Liquidity and Capital Resources

As of July 31, 2012 we had cash of $24,051, total current assets of $36,259, total current liabilities of $175,898 and working capital deficit of $139,639 compared to working capital deficit of $134,149 as of July 31, 2011.

During the year ended July 31, 2012, we received net cash of $208,320 from financing activities, compared to net cash received of $104,867 from financing activities during the year ended July 31, 2011. The increase in cash from financing activities was due to the issuance of common stock.

During the year ended July 31, 2012, we used net cash of $112,323 on operating activities, compared to $12,955 net cash used on operating activities during the year ended July 31, 2011. The increase in cash used on operating activities was due to the increase of activities after our reverse merger with Non Industrial Manufacture Inc.

During the year ended July 31, 2012, we used net cash of $104,853 from investing activities compared to $56,291 used from investing activities during the year ended July 31, 2011. The reason for the decrease in cash was due to the investment in our patents pending and additional growing equipment.

Since February 10, 2010 (inception) to July 31, 2012, our accumulated deficit was $526,299. We are dependent on the funds raised through our equity or debt financing, investing activities, and revenue generated through the sales of our products to fund our operations.

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

We estimate that our expenses over the next 12 months will be approximately $1,934,531 as summarized in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from investors or other sources.

Description	Potential Completion Date	Estimated Expenses ($)
Cost of Sales	12 months	514,531
Sales & Marketing	12 months	552,000
General & Administration	12 months	568,000
Depreciation	12 months	300,000

Total		1,934,531

Our general and administrative expenses for the year will consist of professional fees, office maintenance, communication expenses (cellular, internet, fax and telephone), bank charges, courier and postage costs, office supply costs and fees related to our website. Our professional fees will include legal, accounting and auditing fees related to our regulatory filings throughout the year.

Based on our planned expenditures, we require additional funds of $2,000,000 to proceed with our business plan over the next 12 months. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Results of Operations for the Years Ended July 31, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended July 31, 2012 and 2011.

Our operating results for the years ended July 31, 2012 and 2011 are summarized as follows:

		Year Ended
		July 31
		2012		2011

Revenue	$	Nil	$	Nil
Depreciation		17,110		$6,329
Foreign exchange (gain) loss		687		$(17,041)
General and administrative		173,635		$26,377
Professional fees		144,058		$18,345
Research and development		3,097		$190

Revenues

We have not earned any revenues since inception.

Expenses

For the year ended July 31, 2012, we have total operating expenses of $338,587 compared to total operating expenses of $34,200 for the year ended July 31, 2011.

Our operating expenses increased due to increased general and administrative costs and professional fees as we are preparing to enter full revenue generating production.

Net Loss

Since our inception on February 10, 2010 to July 31, 2012, we incurred net a loss of $391,314. For the year ended July 31, 2012, we incurred net loss of $353,320 compared to $34,200 for the year ended July 31, 2011. Our net loss per share was $0.01 for the year ended July 31, 2012 and $0.00 for the year ended July 31, 2011.

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
July 31, 2012 and 2011

Financial Statement Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Urban Barns Foods Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Urban Barns Foods Inc. (A Development Stage Company) as of July 31, 2012 and 2011, and the related consolidated statements of operations, cash flows, and stockholders’ equity (deficit) for the years then ended and accumulated from February 10, 2010 (Date of Inception) to July 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and accumulated from February 10, 2010 (Date of Inception) to July 31, 2012, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

October 30, 2012

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	July 31,	July 31,
	2012	2011
	$	$
ASSETS
Current assets
Cash	24,051	32,907
Prepaid expenses and deposits	12,208	13,606
Total current assets	36,259	46,513
Deferred finance charges	4,438	–
Property and equipment (Note 4)	117,420	66,351
Intangible assets (Note 5)	33,211	–
Total assets	191,328	112,864

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities (Note 8)	175,898	95,425
Convertible debentures, net of unamortized discount of $23,522 (2011 - $nil) (Note 6)	117,702	–
Derivative liabilities (Note 7)	21,249	–
Due to related parties (Note 8)	81,360	85,237
Total liabilities	396,209	180,662
Nature of operations and continuance of business (Note 1)
Subsequent events (Note 14)
Stockholders’ deficit
Preferred stock Authorized: 100,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: nil shares	–	–
Common stock, Class A Authorized: 500,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 58,823,618 and 50,261,671 common shares, respectively	58,824	50,262
Common stock, Class B Authorized: 25,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: nil	–	–
Additional paid-in capital	258,394	54,919
Common stock issuable	4,200	–
Accumulated deficit during the development stage	(526,299)	(172,979)
Total stockholders’ deficit	(204,881)	(67,798)
Total liabilities and stockholders’ deficit	191,328	112,864

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)

			Accumulated from
	Year	Year	February 10, 2010
	Ended	Ended	(date of inception)
	July 31,	July 31,	to July 31,
	2012	2011	2012
	$	$	$

Revenue	–	–	–

Operating expenses
Depreciation	17,110	6,329	23,439
Foreign exchange loss (gain)	687	(17,041)	(16,354)
General and administrative (Note 8)	173,635	26,377	203,806
Professional fees (Note 8)	144,058	18,345	162,403
Research and development	3,097	190	3,287
Total operating expenses	338,587	34,200	376,581
Loss from operations	(338,587)	(34,200)	(376,581)
Other income (expense)
Accretion of discount on convertible debentures (Note 6)	(12,202)	–	(12,202)
Gain on change in fair value of derivative liabilities (Note 7)	6,251	–	6,251
Interest expense	(5,319)	–	(5,319)
Write-down of property and equipment	(3,463)	–	(3,463)
Total other income (expense)	(14,733)	–	(14,733)
Net loss	(353,320)	(34,200)	(391,314)

Net loss per share, basic and diluted	(0.01)	–

Weighted average shares outstanding	57,096,450	15,481,000

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

			Accumulated
			from
			February 10,
	For the Year	For the Year	2010 (Date of
	Ended	Ended	Inception) to
	July 31,	July 31,	July 31,
	2012	2011	2012
	$	$	$
Operating Activities
Net loss for the period	(353,320)	(34,200)	(391,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debentures	12,202	–	12,202
Depreciation	17,110	6,329	23,439
Gain on change in fair value of derivative liabilities	(6,251)	–	(6,251)
Shares issued for consulting fees	67,200	–	67,200
Stock based compensation	11,575	–	11,575
Write down of property and equipment	3,463	–	3,463
Changes in operating assets and liabilities:
Prepaid expenses and deposits	1,398	(3,356)	(1,958)
Deferred financing cost	6,312	–	6,312
Accounts payable	73,823	7,585	81,408
Due to related parties	54,165	10,687	68,374
Net cash used in operating activities	(112,323)	(12,955)	(125,550)
Investing Activities
Purchase of intangible assets	(33,211)	–	(33,211)
Purchase of property and equipment	(71,642)	(60,821)	(132,463)
Cash acquired on recapitalization	–	1,774	1,774
Net cash used in investing activities	(104,853)	(59,047)	(163,900)
Financing Activities
Proceeds from issuance of a convertible debenture	145,000	–	145,000
Finders’ fees paid	(9,500)	–	(9,500)
Proceeds from issuance of common shares	125,462	104,867	230,643
Repayment to due to related parties	(52,642)	–	(52,642)
Net cash provided by financing activities	208,320	104,867	313,501
Increase in cash	(8,856)	32,865	24,051
Cash – beginning of period	32,907	42	–
Cash – end of period	24,051	32,907	24,051
Non-cash investing and financing activities
Share issued upon conversion of debentures	12,000	–	12,000
Conversion of Class B shares to Class A shares	–	50,000	50,000
Supplemental disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in U.S. dollars)

							Deficit
							Accumulated
	Common Stock				Additional	Common	During the
	Class A		Class B		Paid-In	Stock	Development
	Shares	Amount	Shares	Amount	Capital	Issuable	Stage	Total
	#	$	#	$	$	$	$	$
Balance – February 10, 2010 (Date of Inception)	–	–	–	–	–	–	–	–
Shares issued for cash	–	–	2,500,000	2,500	(2,186)	–	–	314
Net loss for the period	–	–	–	–	–	–	(3,794)	(3,794)
Balance – July 31, 2010	–	–	2,500,000	2,500	(2,186)	–	(3,794)	(3,480)
Shares issued for cash	20,000,000	20,000	–	–	84,867	–	–	104,867
June 2, 2011 – recapitalization transactions
Shares cancelled on acquisition	(20,000,000)	(20,000)	–	–	20,000	–	–	–
Shares held by legal parent	261,671	262	–	–	(262)	–	–	–
Net liabilities assumed upon recapitalization	–	–	–	–	–	–	(134,985)	(134,985)
Conversion of Class B common stock	50,000,000	50,000	(2,500,000)	(2,500)	(47,500)	–	–	–
Net loss for the year	–	–	–	–	–	–	(34,200)	(34,200)
Balance – July 31, 2011	50,261,671	50,262	–	–	54,919	–	(172,979)	(67,798)
Shares issuance pursuant to exercise of stock options	5,100,000	5,100	–	–	125,462	–	–	125,462
Shares issued for conversion of debt	1,061,947	1,062	–	–	10,938	–	–	12,000
Shares issued for consulting services	2,400,000	2,400	–	–	60,600	–	–	63,000
Shares issuable for consulting services	–	–	–	–	–	4,200	–	4,200
Fair value of stock options granted	–	–	–	–	11,575	–	–	11,575
Net loss for the year	–	–	–	–	–	–	(353,320)	(353,320)
Balance – July 31, 2012	58,823,618	58,824	–	–	258,394	4,200	(526,299)	(204,881)

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

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at July 31, 2012, the Company has not realized any revenues, has a working capital deficit of $359,950 and has an accumulated deficit of $526,299. The continued operations of the Company are dependent on its ability to generate future cash flows from operations or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(b) Use of Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, valuation of convertible debentures, assumptions used to determine the fair value of stock-based compensation and derivative liabilities, and deferred income tax valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

	(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

	(d)	Property and Equipment

Property and equipment consists of production equipment and is stated at cost and amortized straight-line over five years.

	(e)	Intangible assets

Intangible assets consist of patent development costs. Intangible assets acquired are initially recognized and measured at cost and amortized over its expected useful life once the patents are in use. Impairment tests are conducted annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test compares the carrying amount of the intangible asset with its fair value, and an impairment loss is recognized in income for the excess, if any. The amortization methods and estimated useful lives of intangible assets are reviewed annually.

	(f)	Long-Lived Assets

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2012 and 2011, the Company had no items that affected comprehensive loss.

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

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

	(h)	Income Taxes

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

As of July 31, 2012 and 2011, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company’s, or its wholly-owned subsidiary’s income tax returns for the years ended July 31, 2012 and 2011.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended July 31, 2012 and 2011, there were no charges for interest or penalties.

	(i)	Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share”, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti- dilutive. As at July 31, 2012, the Company had 1,722,222 (2011 – nil) potentially dilutive shares from the convertibility feature of outstanding convertible debentures.

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

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

	(j)	Financial Instruments and Fair Value Measures (continued)

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, convertible debentures, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

(l)	Reclassification

Certain accounts balance have been reclassified to conform to the current year’s financial statement presentation standards.

(m)	Recent Accounting Pronouncements

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

The assets acquired and liabilities assumed are as follows:

$
Cash	1,774
Prepaid expenses	10,250
Property and equipment	11,859
Accounts payable	(89,718)
Due to related parties	(69,150)
Net liabilities assumed	(134,985)

4.	Property and Equipment

			2012	2011
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
Production equipment	144,931	27,511	117,420	66,351

5.	Intangible Assets

			2012	2011
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$
Patent development	33,211	–	33,211	–

6.	Convertible Debentures

(a)

On January 4, 2012, the Company entered into a convertible promissory note agreement for $27,500, less deferred financing charges of $3,750. Pursuant to the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on October 6, 2012. The note is also convertible into common shares at a conversion price equal to 45% of the average of the three lowest closing prices for the Company’s common shares in the ten trading days prior to conversion, at the option of the note holder, commencing 180 days from the date of the note (July 2, 2012).

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $27,500. On July 16, 2012, the Company issued 1,061,947 common shares pursuant to the conversion of $12,000. During the year ended July 31, 2012, the Company recorded accretion expense of $12,202, which increased the carrying value of the convertible note to $202 as at July 31, 2012.

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

6.	Convertible Debentures (continued)

(b)

On February 9, 2012, the Company entered into six convertible promissory note agreements for $85,000. Pursuant to the agreement, the loans are unsecured, bear interest at 8% per annum, and are due on November 9, 2012. The loans are convertible into common shares at a conversion price equal to 45% of the average of the three lowest closing prices for the Company’s common shares in the ten trading days prior to conversion, at the option of the note holders, commencing 180 days from the date of the note (August 5, 2012).

(c)

On March 30, 2012, the Company entered into a convertible promissory note agreement for $32,500. Pursuant to the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on January 4, 2013. The loan is convertible into common shares at a conversion price equal to 45% of the average of the three lowest closing prices for the Company’s common shares in the ten trading days prior to conversion, at the option of the note holder, commencing 180 days from the date of the note (September 26, 2012).

7.	Derivative Liabilities

Derivative liabilities are comprised of the floating conversion price for the convertible debentures. The fair value of the conversion option of the convertible debenture is estimated at its fair values on each balance sheet date, with changes in fair value reflected in the statement of operations.

During the year ended July 31, 2012, the Company recorded an initial derivative liability of $27,500 (2011 - $nil). As at July 31, 2012, the fair value of the derivative liability was $21,249 (2011 - $nil) resulting in a gain on the change in fair value of the derivative liability of $6,251 (2011 - $nil).

The fair value of the derivative financial liabilities was determined using the Black-Scholes option pricing model using the following assumptions:

		Risk-
		free	Expected	Expected
	Expected	Interest	Dividend	Life (in
	Volatility	Rate	Yield	years)
At the issuance date:
January 2012 convertible debenture	213%	0.10%	0%	0.26

As at July 31, 2012:
January 2012 convertible debenture	222%	0.11%	0%	0.18

8.	Related Party Transactions

	(a)	As at July 31, 2012, the Company owed $52,809 (2011 - $76,320) to directors and officers of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

	(b)	As at July 31, 2012, the Company owed $3,351 (2011 - $3,517) to a company controlled by an officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

	(c)	As at July 31, 2012, the Company owed $25,200 (2011 - $5,400) for amounts owing to the spouse of the CFO of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(d)

As at July 31, 2012, the Company owed $98,162 (2011 - $37,604) to companies controlled by an officer of the Company, which has been recorded in accounts payable and accrued liabilities. The amounts owing are unsecured, non-interest bearing, and due on demand.

	(e)	During the year ended July 31, 2012, the Company incurred professional fees of $21,600 (2011 - $nil) to the spouse of the CFO of the Company.

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

8.	Related Party Transactions (continued)

	(f)	During the year ended July 31, 2012, the Company incurred travel expenses fees of $40,259 (2011 - $nil) to an officer of the Company.

	(g)	During the year ended July 31, 2012, the Company incurred consulting fees of $19,020 (2011 - $nil) to officers of the Company.

	(h)	During the year ended July 31, 2012, the Company incurred rental fees of $15,551 (2011 - $10,080) to a company controlled by an officer of the Company.

9.	Common Stock

Share transactions for the year ended July 31, 2012:

(a)

On August 8, 2011, the Company issued 3,400,000 shares of Class A common stock pursuant to the exercise of stock options for proceeds of $510,000 of which $82,962 was received and the remaining balance of $427,038 was written off as amounts are deemed to be uncollectible.

	(b)	On August 8, 2011, the Company issued 1,700,000 shares of Class A common stock pursuant to the exercise of stock options for proceeds of $42,500.

	(c)	On August 9, 2011, the Company issued 951,000 shares of Class A common stock to management and directors of the Company for consulting services with a fair value of $19,020.

	(d)	On August 9, 2011, the Company issued 449,000 shares of Class A common stock for consulting services with a fair value of $8,980.

	(e)	On February 22, 2012, the Company issued 1,000,000 shares of Class A common stock for consulting services with a fair value of $35,000.

	(f)	On July 16, 2012, the Company issued 1,061,947 shares of Class A common stock pursuant to the conversion of $12,000 of the convertible debenture, as described in Note 6(a).

	(g)	As at July 31, 2012, the Company had 120,000 shares of Class A common stock issuable with a fair value of $4,200. The shares were issued on August 6, 2012. Refer to Note 14(b).

Share transactions for the year ended July 31, 2011:

	(h)	In January 2011, NIM issued 19,800,000 shares of common stock at $0.00001 per share for proceeds of $206 (Cdn $198).

	(i)	On February 26, 2011, NIM issued 200,000 shares of common stock at $0.50 per share for proceeds of $104,661 (Cdn $100,000).

(j)

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

	(k)	On May 31, 2011, the Company effected a 200:1 reverse stock split of the issued and outstanding common stock. All share amounts have been retroactively adjusted for all periods presented.

(l)

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

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

9.	Common Stock (continued)

Share transactions for the year ended July 31, 2011:

(m)

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

10.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		Average
	Number of	Exercise Price
	Warrants	$
Balance, July 31, 2010	1,858	236
Expired	(358)	300
Balance, July 31, 2011	1,500	222
Expired	(1,500)	222
Balance, July 31, 2012	–	–

11.	Stock Options

On August 8, 2011, the Company granted 1,700,000 stock options at an exercise price of $0.025 per share expiring on November 15, 2011 and granted 3,400,000 stock options at an exercise price of $0.15 per share expiring on November 15, 2011. All stock options were vested immediately. The fair value for these stock options was $11,575, and was estimated at the date of grant using the Black- Scholes option-pricing model assuming a weighted average expected life of 0.25 years, a risk-free rate of 0.03%, an expected volatility of 195%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.11 per share.

The following table summarizes the continuity of stock options:

		Weighted
		Average
	Number of	Exercise Price
	options	$
Balance, July 31, 2010 and 2011	–	–
Granted	5,100,000	0.11
Exercised	(5,100,000)	0.11
Balance, July 31, 2012	–	–

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

12.	Income Taxes

The Company has net operating losses carried forward of $723,194 available to offset taxable income in future years which expires in beginning in fiscal 2031.

The Company is subject to United States federal and state income taxes and Canadian federal and provincial taxes. The reconciliation of the provision for income taxes compared to the Company’s income tax expense as reported is as follows:

	2012	2011
	$	$
Income tax recovery at statutory rate	(103,175)	(139,708)
Permanent differences and other	30,841	33,579
Change in enacted tax rates	809	2,724
Valuation allowance change	71,525	103,405
Provision for income taxes	–	–

The significant components of deferred income taxes and assets as at July 31, 2012 and 2011 are as follows:

	2012	2011
	$	$
Net operating losses carried forward	246,846	175,321
Valuation allowance	(246,846)	(175,321)
Net deferred income tax asset	–	–

As at July 31, 2012, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

13.	Commitments

On June 25, 2012, the Company entered into an agreement with a director of the Company. In accordance with the terms and provisions of the agreement, the director agreed to aid with introductions to management of the Company with respect to the current round of financing of a minimum of $1,000,000 on a best efforts basis through various sources of capital.

Pursuant to the agreement, the Company agreed to the following terms and provisions:

	(a)	The Company agreed to pay a finders' fee of 5% on actual funds raised or 2% via third parties with regards to private placements.

	(b)	The Company agreed to pay a finders' fee in the amount of 3% on actual funds loaned or 1.5% via third parties with regards to debt financings.

(c)

The Company agreed to pay a scalable finders' fee of 5% on the first $2,000,000, 4% of the next $2,000,000 and 3% on the remaining amount of $4,000,000 if the Company is merged with any other private or public entity with regards to an introduction to a third party who wishes to acquire, merger or perform a business combination; and

	(d)	The Company agreed to pay a monthly fee of $4,000 as compensation for his role as a member of the Board of Directors for a twelve-month term upon the closing of a minimum of $1,000,000 raised.

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

14.	Subsequent Events

	(a)	On August 6, 2012, the Company returned 100,000 shares of Class A common stock to treasury previously issued to a non-related party upon termination of a consultant agreement.

	(b)	On August 6, 2012, the Company issued 120,000 shares of Class A common stock for consulting services with a fair value of $4,200, which were issuable as of July 31, 2012.

	(c)	On August 28, 2012, the Company issued 18,826,134 shares of Class A common stock pursuant to the conversion of $85,000 of convertible debentures, as described in Note 6(b).

(d)

On September 13, 2012, the Company entered into executive service agreements with three directors of the Company. In accordance with the terms and provisions of the agreements, the Company issued 5,000,000 shares of Class A common stock to each director. Furthermore, the Company issued an additional 15,000,000 share of Class A common stock to one of the directors for directly or indirectly introducing the Company to a third party who invests a minimum of $1,000,000 to the Company. In the event that the director should terminate the agreement by providing a notice of termination prior to the termination date, the director shall return to the Company an aggregate of 1,666,666 shares of Class A common stock for each twelve month period from the effective date that the agreement remains unfulfilled and unperformed.

	(e)	On October 16, 2012, the Company issued 2,804,878 shares of Class A common stock pursuant to the conversion of $4,000 of the convertible debenture, as described in Note 6(a).

	(f)	On October 16, 2012, the Company issued 6,692,158 shares of Class A common stock pursuant to the conversion of $27,438 of the convertible debenture, as described in Note 6(c).

	(g)	On October 20, 2012, the Company returned 7,353 shares of Class A common stock to treasury that was previously issued due to a default of a financing.

(h)

On October 22, 2012, the Company issued 26,000,000 shares of Class A common stock at $0.01 per share for proceeds of $260,000. The Company paid a finders’ fee of $13,000 in conjunction with the private placement.

	(i)	On October 23, 2012, the Company issued 2,000,000 shares of its Class A common stock at $0.025 per share for proceeds of $50,000.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements or reportable events in connection with any changes in accountants undertaken by us.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of July 31, 2012, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective as of the evaluation date.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, and position of our executive officers and directors of as of October 30, 2012.

Name	Age	Position
Jacob Benne	70	President, Chief Executive Officer and Director
Daniel Meikleham	68	Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director
Robyn Jackson	66	Vice President, Logistics and Director
Richard T. Groome	54	Director, Chairman of Audit Committee
Cesar Montilla	69	Director of Business Development and Director

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

Robyn Jackson, Vice President, Logistics and Director

Robyn Jackson has been our Vice President, Logistics and Director since November 20, 2009.

Mr. Jackson founded Robyn’s Transportation & Distribution Services Ltd. (formerly Robyn’s Trucking) in Alberta, Canada in 1976. For the past 33 years he has served as its President and Chief Executive Officer and built the company into a niche refrigerated shipper of food and propagated plants, with annual revenues of more than CAD$17,000,000. Mr. Jackson’s former company owned five refrigerated distribution facilities across Western Canada, employed more than 60 professional drivers and shipped food products and plants to all Wal-Mart, Sobeys and Canadian Tire stores in Canada located west of Thunder Bay, Ontario. It also delivered goods to Canadian Superstore and Safeway warehouses across Western Canada.

Richard T. Groome, Director

Richard T. Groome is Managing Partner of Notre-Dame Capital Inc. His expertise stems from financing small and mid-size emerging growth companies. Prior to NDC, Richard started Groome Capital, and created Canada’s leading underwriter of IPO’s, Private Placements and Secondary offerings on the Internet. The firm was sold to Desjardins in 2001. Mr. Groome joined a new and vibrant executive team with a very aggressive plan to grow Desjardins Securities into the top 10 securities firms in the country. In the year 2005, this was accomplished and Mr. Groome left Desjardins (Canada’s seventh largest financial institution) to set up what is now Notre Dame Capital. Richard has been in the financial industry for more than 20 years at such firms as Groome Capital, Marleau Lemire Securities, Sprott Securities and Levesque Beaubien Geoffrion. Mr. Groome was a director of the CDNX Exchange, the predecessor of the TSX Venture exchange for several years and currently sits on the boards of directors of several private and public companies. He has a BA in Economics from McGill University. Mr. Groome has actively managed or participated in over 400 financings representing some $4 billion of small cap financings. Mr. Groome is very active in numerous philanthropic projects most notably underprivileged children in Montreal and Peru, and the World Wildlife Fund.

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

Mr. Montilla currently sits on the Boards of GM Capital, HIMASan Pablo Hospitals; Sofscape Caribe, Opera de Puerto Rico, Inc., “Fondita de Jesus” and is on the Puerto Rico Advisory Board of the United States Army.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended July 31, 2012, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

Option Grants

We did not grant any options or stock appreciation rights to our named executive officers or directors from our inception to July 31, 2012. We plan to implement, after we become operational and contract full-time executives and managers to run our operations, our 2012 Stock Plan which allows for the issuance of 20,000,000 shares of our common stock or options to acquire 20,000,000 shares of our common stock.

Management Agreements

We have not yet entered into any consulting or management agreements with any of our current executive officers or directors.

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception to July 31, 2012. We may compensate our directors for their services in the future, and such directors are expected in the future to receive shares of our common stock and options to purchase additional shares of our common stock as awarded by our Board of Directors or by any compensation committee that may be established.

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

Change of Control

As of October 30, 2012 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 30, 2012 by: (i) each of our directors, (ii) each of our named executive officers and (iii) owners of 5% or more of our common shares. There was no other person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report on Form 10-K.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
	Jacob Benne (2)
Common	7170 Glover Drive	22,037,500 (3)	15.17
Stock	Milner, British Columbia
	Canada V0X 1T0
	Daniel Meikleham (4)
Common	12936 Elbow Drive SW	22,062,500 (5)	15.19
Stock	Calgary, Alberta
	Canada T2W 6G6
	Robyn Jackson (6)
Common	72 Prestwick Estate Way SE	6,150,000	4.23
Stock	Calgary, Alberta
	Canada T2Z 3Y9
	Richard T. Groome (7)
Common	1310 - 1155 University St	22,600,000 (8)	15.56
Stock	Montreal, Quebec
	Canada H3B 3A7
	Cesar Montilla (9)
Common	1825 Miosotis Street,"Santa Maria",	6,001,000	4.13
Stock	San Juan, Puerto Rico (USA), 00927

	All Officers and Directors as a Group	78,851,000	54.28

(1)	Based on 145,266,817 shares of our common stock issued and outstanding as of October 30, 2012.
(2)	Jacob Benne is our President, Chief Executive Officer and Director.
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

(6)	Robyn Jackson is our Vice President, Logistics and Director.
(7)	Richard T. Groome is our Director and the Chairman of our Audit Committee.
(8)

Includes 21,000,000 shares held by Notre-Dame Capital Inc., a company over which Mr. Groome has sole voting and investment power, 1,500,000 shares held by Roxy & Bear Investments, a company over which Mr. Groome has shared voting and investment power with his wife, 50,000 shares held by Alexandra Groome, Mr. Groome’s daughter, and 50,000 shares held by Ryan Groome, Mr. Groome’s son.

(9)	Cesar Montilla is our Director of Corporate Development.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Our research and development is conducted by Jacob Benne, our President, Chief Executive Officer and director at a facility owned by a company that he has an interest in. Under this program we have spent $3,287 classified as research and development, $33,211 for patent protection filings and $144,931 for R&D growing machines and systems as of July 31, 2012.

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

Audit and Non-Audit Fees

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2012 and for fiscal year ended July 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31
	2012 ($)	2011 ($)
Audit Fees	21,000	12,268
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	21,000	12,268

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

URBAN BARNS FOODS INC.

Date: October 30, 2012	By:	/s/ Jacob Benne
Jacob Benne
Chief Executive Officer, President and
Director
(Principal Executive Officer)

Date: October 30, 2012		/s/ Dan Meikleham
Dan Meikleham
Chief Financial Officer, Secretary,
Treasurer and Director
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Jacob Benne		October 30, 2012
Jacob Benne	Chief Executive Officer, President
and Director

/s/ Dan Meikleham		October 30, 2012
Dan Meikleham	Chief Financial Officer, Secretary,
Treasurer and Director

/s/ Robyn Jackson		October 30, 2012
Robyn Jackson	Director

/s/ Richard T. Groome		October 30, 2012
Richard T. Groome	Director

/s/ Cesar Montilla, Jr.		October 30, 2012
Cesar Montilla, Jr.	Director