Form 10-K/A
period 2012-07-31
Urban Barns Foods Inc.
filed 2012-11-07
CIK 1410253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on January 31, 2012 was $371,920.26 based on a $0.06 closing price for the Common Stock on January 31, 2012. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

145,266,817 shares of common stock issued & outstanding as of November 2, 2012

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On November 2, 2012, management of Urban Barns Foods Inc. (the "Company") concluded that the consolidated financial statements of the Company, for the year ended July 31, 2012 and the related discussion of results of operations and financial condition included in the Company's Annual Report (the "Report") on Form 10-K for the year ended July 31, 2012 filed on October 30, 2012, should no longer be relied on as the Company inadvertently filed a previous version of the Form 10K that did not have the Company’s independent registered accounting firm’s consent and approval. Therefore, this Form 10K/A is being filed today.

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

Moreover, we have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the developmental stage. Further, in the past, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $526,299 from inception to July 31, 2012 and incurred losses of approximately $353,320 during fiscal year ended July 31, 2012. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to develop our technology and facilities and products may be more than management currently anticipates; and (ii) we encounter greater costs associated with general and administrative expenses.

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

Recent Purchases of Equity Securities by us and our Affiliated Purchases

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of November 6, 2012.

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

Liquidity and Capital Resources

As of July 31, 2012, we had cash of $24,051 and total assets of $191,328 compared to cash of $32,907 and total asset of $112,864 as of July 31, 2011. The decrease in cash is attributed to the fact that we incurred more operating costs during the year, which resulted in the greater use of cash. Our assets increased during the year due to additional purchases of property and equipment and cash incurred for the development of patents.

Our working capital deficit at July 31, 2012 was $359,950 compared with a working capital deficit of $134,149 at July 31, 2011. The increase in the working capital deficit was due to the fact that we financed our operating costs with the issuance of convertible debentures which were due on demand.

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

Cashflow from Operating Activities

During the year ended July 31, 2012, we used cash of $164,965 for operating activities compared with use of $12,955 during the year ended July 31, 2011. The increase in cash used for operating activities were attributed to the fact that we had more operating activity compared to prior year and raise more proceeds from financing compared to prior year, which allowed us to incur greater amounts of cash for operating activities.

Cashflow from Investing Activities

During the year ended July 31, 2012, we used cash of $104,853 for investing activities compared with the use of $59,047 during the year ended July 31, 2011. The increase in cash used for investing activities was due to an overall increase of $23,341 for the purchase of property and equipment and $33,211 for the development of patents which was offset by a decrease of $7,990 for the issuance of a loan receivable in the prior year.

Cashflow from Financing Activities

During the year ended July 31, 2012, we received cash of $260,962 from financing activities compared with the receipt of $104,867 from financing activities during the year ended July 31, 2011. The increase in cash provided from financing activities was due to $145,000 of proceeds, less finders’ fees paid of $9,500, from the issuance of convertible debentures which were issued at various times throughout the year and are unsecured, bears interest at 8% per annum, and is convertible into common shares at 45% of the weighted average share price of the three lowest trading transactions for the ten days prior to conversion, where the conversion option is applicable 180 days from the issuance of each convertible debenture. In addition, the Company also received $125,462 of proceeds from the issuance of common shares compared with $104,867 during the year ended July 31, 2011.

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

Our operating results for the years ended July 31, 2012 and 2011 are summarized as follows:

		Year Ended
		July 31
		2012		2011

Revenue	$	Nil	$	Nil
Depreciation		17,110		$6,329
Foreign exchange (gain) loss		687		$(17,041)
General and administrative		167,323		$26,377
Professional fees		144,058		$18,345
Research and development		3,097		$190

Revenues

We have not earned any revenues since inception.

Expenses

For the year ended July 31, 2012, we have total operating expenses of $335,738 compared to total operating expenses of $34,200 for the year ended July 31, 2011. The increase in operating expenses were attributed to the fact that we incurred more operating activity during the current year and received more proceeds from financing activities which allowed us to incur more operating activity

Net Loss

Our net loss for the year ended July 31, 2012 was $353,320 compared to $34,200 for the year ended July 31, 2011. In addition to operating expenses during the year, we also incurred accretion expense of $12,202 relating to the beneficial conversion feature of convertible debentures, $5,319 of interest expense for interest incurred on the convertible debentures, and a recovery of $6,251 for the change in the fair value of the derivative liabilities relating to the floating conversion price of our convertible debentures.

Since our inception on February 10, 2010 to July 31, 2012, we incurred net a loss of $391,314. Our net loss per share was $0.01 for the year ended July 31, 2012 and $nil for the year ended July 31, 2011.

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, convertible debentures, derivative liabilities, and amount due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Item 7A	Qualitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

URBAN BARNS FOODS INC.

(A Development Stage Company)
Consolidated Financial Statements
July 31, 2012 and 2011
(Expressed in U.S. dollars)

Financial Statement Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Urban Barns Foods Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Urban Barns Foods Inc. (A Development Stage Company) as of July 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and accumulated from February 10, 2010 (Date of Inception) to July 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

November 2, 2012

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	July 31,	July 31,
	2012	2011
	$	$
ASSETS
Current assets
Cash	24,051	32,907
Prepaid expenses and deposits	12,208	13,606
Total current assets	36,259	46,513
Deferred financing costs	4,438	–
Property and equipment (Note 4)	117,420	66,351
Intangible assets (Note 5)	33,211	–
Total assets	191,328	112,864
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities (Note 8)	175,898	95,425
Convertible debentures, net of unamortized discount of $23,522 (2011 - $nil) (Note 6)	117,702	–
Derivative liabilities (Note 7)	21,249	–
Due to related parties (Note 8)	81,360	85,237
Total liabilities	396,209	180,662
Nature of operations and continuance of business (Note 1)
Subsequent events (Note 14)
Stockholders’ deficit
Preferred stock Authorized: 100,000,000 common shares, par value $0.001 Issued and outstanding: nil shares	–	–
Common stock, Class A Authorized: 500,000,000 common shares, par value $0.001 Issued and outstanding: 58,823,618 and 50,261,671 shares, respectively	58,824	50,262
Common stock, Class B Authorized: 25,000,000 common shares, value of $0.001 Issued and outstanding: nil	–	–
Additional paid-in capital	258,394	54,919
Common stock issuable	4,200	–
Deficit accumulated during the development stage	(526,299)	(172,979)
Total stockholders’ deficit	(204,881)	(67,798)
Total liabilities and stockholders’ deficit	191,328	112,864

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)

			Accumulated from
	Year	Year	February 10, 2010
	Ended	Ended	(date of inception)
	July 31,	July 31,	to July 31,
	2012	2011	2012
	$	$	$
Revenue	–	–	–
Operating expenses
Depreciation	17,110	6,329	23,439
Foreign exchange loss (gain)	687	(17,041)	(16,354)
General and administrative (Note 8)	167,323	26,377	197,494
Professional fees (Note 8)	144,058	18,345	162,403
Research and development	3,097	190	3,287
Write-down of property and equipment	3,463	–	3,463
Total operating expenses	335,738	34,200	373,732
Loss from operations	(335,738)	(34,200)	(373,732)
Other income (expense)
Accretion of discount on convertible debentures (Note 6)	(12,202)	–	(12,202)
Amortization of deferred financing costs	(6,312)	–	(6,312)
Gain on change in fair value of derivative liabilities (Note 7)	6,251	–	6,251
Interest expense	(5,319)	–	(5,319)
Total other income (expense)	(17,582)	–	(17,582)
Net loss	(353,320)	(34,200)	(391,314)
Net loss per share, basic and diluted	(0.01)	–
Weighted average shares outstanding	57,096,450	15,481,000

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in U.S. dollars)

							Deficit
							Accumulated
	Common Stock				Additional	Common	During the
	Class A		Class B		Paid-In	Stock	Development
	Shares	Amount	Shares	Amount	Capital	Issuable	Stage	Total
	#	$	#	$	$	$	$	$
Balance, February 10, 2010 (Date of Inception)	–	–	–	–	–	–	–	–
Shares issued for cash	–	–	2,500,000	2,500	(2,186)	–	–	314
Net loss for the period	–	–	–	–	–	–	(3,794)	(3,794)
Balance, July 31, 2010	–	–	2,500,000	2,500	(2,186)	–	(3,794)	(3,480)
Shares issued for cash	20,000,000	20,000	–	–	84,867	–	–	104,867
June 2, 2011 – recapitalization transactions
Shares cancelled on acquisition	(20,000,000)	(20,000)	–	–	20,000	–	–	–
Shares held by legal parent	261,671	262	–	–	(262)	–	–	–
Net liabilities assumed upon recapitalization	–	–	–	–	–	–	(134,985)	(134,985)
Conversion of Class B common stock	50,000,000	50,000	(2,500,000)	(2,500)	(47,500)	–	–	–
Net loss for the year	–	–	–	–	–	–	(34,200)	(34,200)
Balance, July 31, 2011	50,261,671	50,262	–	–	54,919	–	(172,979)	(67,798)
Shares issuance pursuant to exercise of stock options	5,100,000	5,100	–	–	120,362	–	–	125,462
Shares issued for conversion of debenture	1,061,947	1,062	–	–	10,938	–	–	12,000
Shares issued for consulting services	2,400,000	2,400	–	–	60,600	–	–	63,000
Shares issuable for consulting services	–	–	–	–	–	4,200	–	4,200
Fair value of stock options granted	–	–	–	–	11,575	–	–	11,575
Net loss for the year	–	–	–	–	–	–	(353,320)	(353,320)
Balance, July 31, 2012	58,823,618	58,824	–	–	258,394	4,200	(526,299)	(204,881)

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

			Accumulated from
			February 10, 2010
	Year Ended	Year Ended	(Date of Inception)
	July 31,	July 31,	to July 31,
	2012	2011	2012
	$	$	$
Operating Activities
Net loss	(353,320)	(34,200)	(391,314)
Adjustments to reconcile net loss to net cash used in activities:
Accretion of discount on convertible debentures	12,202	–	12,202
Amortization of deferred financing costs	6,312	–	6,312
Depreciation	17,110	6,329	23,439
Gain on change in fair value of derivative liabilities	(6,251)	–	(6,251)
Shares issued for consulting fees	67,200	–	67,200
Stock-based compensation	11,575	–	11,575
Write-down of property and equipment	3,463	–	3,463
Changes in operating assets and liabilities:
Prepaid expenses and deposits	1,398	(3,356)	(1,958)
Accounts payable and accrued liabilities	73,823	7,585	81,408
Due to related parties	1,523	10,687	15,732
Net cash used in operating activities	(164,965)	(12,955)	(178,192)
Investing Activities
Purchase of intangible assets	(33,211)	–	(33,211)
Purchase of property and equipment	(71,642)	(60,821)	(132,463)
Cash acquired on recapitalization	–	1,774	1,774
Net cash used in investing activities	(104,853)	(59,047)	(163,900)
Financing Activities
Proceeds from issuance of a convertible debenture	145,000	–	145,000
Finders’ fees paid	(9,500)	–	(9,500)
Proceeds from issuance of common shares	125,462	104,867	230,643
Net cash provided by financing activities	260,962	104,867	366,143
Increase (decrease) in cash	(8,856)	32,865	24,051
Cash, beginning of period	32,907	42	–
Cash, end of period	24,051	32,907	24,051
Non-cash investing and financing activities
Share issued upon conversion of debentures	12,000	–	12,000
Conversion of Class B shares to Class A shares	–	50,000	50,000
Supplemental disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

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

On June 2, 2011, the Company closed a reverse takeover transaction with Non Industrial Manufacture Inc. (“NIM”), a privately-held company incorporated on February 10, 2010, under the laws of the province of Alberta. In accordance with the transaction, the Company issued 2,500,000 shares of Class B common stock to the shareholders of Non Industrial in exchange for 100% of the issued and outstanding shares of common stock of Non Industrial.

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

In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share”, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if- converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at July 31, 2012, the Company had 1,722,222 (2011 – 1,500) potentially dilutive shares.

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, convertible debentures, derivative liabilities, and amount due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

(l)	Reclassifications

Certain account balances have been reclassified to conform to the current year’s financial statement presentation standards.

(m)	Recent Accounting Pronouncements

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

The assets acquired and liabilities assumed are as follows:

$
Cash	1,774
Prepaid expenses	10,250
Property and equipment	11,859
Accounts payable	(89,718)
Due to related parties	(69,150)
Net liabilities assumed	(134,985)

4.	Property and Equipment

				2012	2011
		Accumulated		Net Carrying	Net Carrying
	Cost	Depreciation	Impairment	Value	Value
	$	$	$	$	$
Production equipment	144,931	24,048	3,463	117,420	66,351

5.	Intangible Assets

			2012	2011
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$
Patent development costs	33,211	–	33,211	–

6.	Convertible Debentures

(a)

On January 4, 2012, the Company entered into a convertible promissory note agreement for $27,500, less deferred financing charges of $3,750 and common shares with a fair value of $1,250. Pursuant to the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on October 6, 2012. The note is also convertible into common shares at a conversion price equal to 45% of the average of the three lowest closing prices for the Company’s common shares in the ten trading days prior to conversion, at the option of the note holder, commencing on July 2, 2012.

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

(b)

On February 9, 2012, the Company entered into four convertible promissory note agreements for $85,000. Pursuant to the agreement, the loans are unsecured, bear interest at 8% per annum, and are due on November 9, 2012. The loans are convertible into common shares at a conversion price equal to 45% of the average of the three lowest closing prices for the Company’s common shares in the ten trading days prior to conversion, at the option of the note holders, commencing on August 5, 2012.

(c)

On March 30, 2012, the Company entered into a convertible promissory note agreement for $32,500, less deferred financing charges of $5,750. Pursuant to the agreement, the loan is unsecured, bears interest at 8% per annum, and is due on January 4, 2013. The loan is convertible into common shares at a conversion price equal to 45% of the average of the three lowest closing prices for the Company’s common shares in the ten trading days prior to conversion, at the option of the note holder, commencing on September 26, 2012.

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

The fair value of the derivative financial liabilities was determined using the Black-Scholes option pricing model using the following assumptions:

		Risk-
		free	Expected	Expected
	Expected	Interest	Dividend	Life (in
	Volatility	Rate	Yield	years)
At the issuance date:
January 2012 convertible debenture	213%	0.10%	0%	0.26

As at July 31, 2012:
January 2012 convertible debenture	222%	0.11%	0%	0.18

8.	Related Party Transactions

	(a)	As at July 31, 2012, the Company owed $52,809 (2011 - $76,320) to directors and officers of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

	(b)	As at July 31, 2012, the Company owed $3,351 (2011 - $3,517) to a company controlled by an officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

	(c)	As at July 31, 2012, the Company owed $25,200 (2011 - $5,400) for amounts owing to the spouse of the President of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(d)

As at July 31, 2012, the Company owed $98,162 (2011 - $37,604) to companies controlled by directors and officers of the Company, which has been recorded in accounts payable and accrued liabilities. The amounts owing are unsecured, non-interest bearing, and due on demand.

	(e)	During the year ended July 31, 2012, the Company incurred professional fees of $21,600 (2011 - $nil) to the spouse of the President of the Company.

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

8.	Related Party Transactions (continued)

	(f)	During the year ended July 31, 2012, the Company incurred travel expenses fees of $40,259 (2011 - $nil) to directors and officers of the Company.

	(g)	During the year ended July 31, 2012, the Company incurred consulting fees of $19,020 (2011 - $nil) to directors and officers of the Company.

	(h)	During the year ended July 31, 2012, the Company incurred rental fees of $15,551 (2011 - $10,080) to a company controlled by an officer of the Company.

9.	Common Stock

Share transactions for the year ended July 31, 2012:

(a)

On August 8, 2011, the Company issued 3,400,000 shares of Class A common stock pursuant to the exercise of stock options for proceeds of $510,000 of which $82,962 was received and the remaining balance of $427,038 was written off as amounts are deemed to be uncollectible.

	(b)	On August 8, 2011, the Company issued 1,700,000 shares of Class A common stock pursuant to the exercise of stock options for proceeds of $42,500.

	(c)	On August 9, 2011, the Company issued 951,000 shares of Class A common stock with a fair value of $19,020 to management and directors of the Company for consulting services.

	(d)	On August 9, 2011, the Company issued 449,000 shares of Class A common stock with a fair value of $8,980 for consulting services.

	(e)	On February 22, 2012, the Company issued 1,000,000 shares of Class A common stock with a fair value of $35,000 for consulting services.

	(f)	On July 16, 2012, the Company issued 1,061,947 shares of Class A common stock pursuant to the conversion of $12,000 of the convertible debenture, as described in Note 6(a).

	(g)	As at July 31, 2012, the Company had 120,000 shares of Class A common stock issuable with a fair value of $4,200. The shares were issued on August 6, 2012. Refer to Note 14(b).

Share transactions for the year ended July 31, 2011:

	(h)	In January 2011, NIM issued 19,800,000 shares of common stock at $0.00001 per share for proceeds of $206 (Cdn $198).

	(i)	On February 26, 2011, NIM issued 200,000 shares of common stock at $0.50 per share for proceeds of $104,661 (Cdn $100,000).

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

(l)

On June 2, 2011, the Company executed a share exchange agreement whereby the Company acquired 50,000,000 of the issued and outstanding common shares of NIM. As part of the share exchange agreement, the Company issued 2,500,000 shares of Class B common stock of the Company to shareholders of NIM. The 2,500,000 shares of Class B common stock were converted into 50,000,000 shares of Class A common stock.

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

The following table summarizes the continuity of share purchase warrants:

		Weighted
		Average
		Exercise
	Number of	Price
	Warrants	$
Balance, July 31, 2010	1,858	236
Expired	(358)	300
Balance, July 31, 2011	1,500	222
Expired	(1,500)	222
Balance, July 31, 2012	–	–

11.	Stock Options

On August 8, 2011, the Company granted 1,700,000 stock options at an exercise price of $0.025 per share expiring on November 15, 2011 and granted 3,400,000 stock options at an exercise price of $0.15 per share expiring on November 15, 2011. All stock options were vested immediately. The fair value for these stock options was $11,575, and was estimated at the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected life of 0.25 years, a risk-free rate of 0.03%, an expected volatility of 195%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.11 per share.

The following table summarizes the continuity of stock options:

		Weighted
		Average
		Exercise
	Number of	Price
	options	$
Balance, July 31, 2010 and 2011	–	–
Granted	5,100,000	0.11
Exercised	(5,100,000)	0.11
Balance, July 31, 2012	–	–

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

12.	Income Taxes

The Company has net operating losses carried forward of $981,019 available to offset taxable income in future years which expires in beginning in fiscal 2031.

The Company is subject to United States federal and state income taxes and Canadian federal and provincial taxes. The reconciliation of the provision for income taxes compared to the Company’s income tax expense as reported is as follows:

	2012	2011
	$	$
Income tax recovery at statutory rate	(101,867)	(139,708)
Permanent differences and other	4,062	33,579
Change in enacted tax rates	1,442	2,724
Valuation allowance change	96,363	103,405
Provision for income taxes	–	–

The significant components of deferred income taxes and assets as at July 31, 2012 and 2011 are as follows:

	2012	2011
	$	$
Net operating losses carried forward	273,797	175,321
Property and equipment	(2,113)	–
Valuation allowance	(271,684)	(175,321)
Net deferred income tax asset	–	–

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

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

14.	Subsequent Events

	(a)	On August 6, 2012, the Company issued 120,000 shares of Class A common stock for consulting services, which were issuable as of July 31, 2012. Refer to Note 9(g).

	(b)	On August 28, 2012, the Company issued 18,826,134 shares of Class A common stock pursuant to the conversion of $85,000 of convertible debentures, as described in Note 6(b).

(c)

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

	(d)	On October 16, 2012, the Company issued 2,804,878 shares of Class A common stock pursuant to the conversion of $44,000 of the convertible debenture, as described in Note 6(a).

	(e)	On October 16, 2012, the Company issued 6,692,158 shares of Class A common stock pursuant to the conversion of $27,438 of the convertible debenture, as described in Note 6(c).

(f)

On October 22, 2012, the Company issued 26,000,000 shares of Class A common stock at $0.01 per share for proceeds of $260,000. The Company paid a finders’ fee of $13,000 in conjunction with the private placement.

	(g)	On October 23, 2012, the Company issued 2,000,000 shares of its Class A common stock at $0.025 per share for proceeds of $50,000.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements or reportable events in connection with any changes in accountants undertaken by us.

Item 9A.	Controls and Procedures

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

Change of Control

As of November 6, 2012, we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
	Jacob Benne (2)
Common	7170 Glover Drive	22,037,500 (3)	15.17
Stock	Milner, British Columbia
	Canada V0X 1T0
	Daniel Meikleham (4)
Common	12936 Elbow Drive SW	22,062,500 (5)	15.19
Stock	Calgary, Alberta
	Canada T2W 6G6
	Robyn Jackson (6)
Common	72 Prestwick Estate Way SE	6,150,000	4.23
Stock	Calgary, Alberta
	Canada T2Z 3Y9
	Richard T. Groome (7)
Common	1310 - 1155 University St	22,600,000 (8)	15.56
Stock	Montreal, Quebec
	Canada H3B 3A7
	Cesar Montilla (9)
Common	1825 Miosotis Street,"Santa Maria",	6,001,000	4.13
Stock	San Juan, Puerto Rico (USA), 00927

	All Officers and Directors as a Group	78,851,000	54.28

(1)	Based on 145,266,817 shares of our common stock issued and outstanding as of November 2, 2012.
(2)	Jacob Benne is our President, Chief Executive Officer and Director.
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

On June 2, 2011, we closed our reverse merger with Non Industrial Manufacture Inc., an Alberta company. Pursuant to the terms of the reverse merger, we issued 2,500,000 shares of our Class B common stock (converted to 50,000,000 shares of our Class A common stock on July 22, 2011) to the Meikleham Family Trust, the Benne Family Trust and the former shareholders of the Alberta company and our affiliates.

Our research and development is conducted by Jacob Benne, our President, Chief Executive Officer and director at a facility owned by a company that he has an interest in. Under this program, we have spent $3,287 classified as research and development, $33,211 for patent protection filings and $144,931 for R&D growing machines and systems as of July 31, 2012.

As at July 31, 2012, we owed $52,809 (2011 - $76,320) to directors and officers of the Company, $25,200 (2011 - $5,400) to the spouse of the President of the Company, and $101,513 (2011 - $41,121) to companies controlled by officers and directors of the Company. All related party amounts are unsecured, non-interest bearing and due on demand.

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

	Year Ended July 31
	2012 ($)	2011 ($)
Audit Fees	25,000	21,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	25,000	21,000

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

URBAN BARNS FOODS INC.

Date: November 6, 2012	By:	/s/ Jacob Benne
Jacob Benne
Chief Executive Officer, President and
Director
(Principal Executive Officer)

Date: November 6, 2012		/s/ Dan Meikleham
Dan Meikleham
Chief Financial Officer, Secretary,
Treasurer and Director
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Jacob Benne		November 6, 2012
Jacob Benne	Chief Executive Officer, President
and Director

/s/ Dan Meikleham		November 6, 2012
Dan Meikleham	Chief Financial Officer, Secretary,
Treasurer and Director

/s/ Robyn Jackson		November 6, 2012
Robyn Jackson	Director

/s/ Richard T. Groome		November 6, 2012
Richard T. Groome	Director

/s/ Cesar Montilla, Jr.		November 6, 2012
Cesar Montilla, Jr.	Director