Form 10-Q
period 2012-10-31
Urban Barns Foods Inc.
filed 2012-12-14
CIK 1410253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

[   ] Yes     [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 13, 2012 the registrant’s outstanding common stock consisted of 148,821,165 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of Urban Barns Foods Inc. (the “Company”, “Urban Barns”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

URBAN BARNS FOODS INC.

(A Development Stage Company)

Consolidated Financial Statements

For the period ended October 31, 2012

(Expressed in U.S. dollars)

Financial Statement Index

Consolidated Balance Sheets	F–2

Consolidated Statements of Operations	F–3

Consolidated Statements of Cash Flows	F–4

Notes to the Consolidated Financial Statements	F–5

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	October 31,	July 31,
	2012	2012
	$	$
	(unaudited)
ASSETS
Current assets
Cash	239,403	24,051
Prepaid expenses and deposits (Note 8)	160,010	12,208
Total current assets	399,413	36,259
Deferred financing costs	1,335	4,438
Property and equipment (Note 3)	117,834	117,420
Intangible assets (Note 4)	34,353	33,211
Total assets	552,935	191,328

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities (Note 7)	203,760	175,898
Convertible debentures, net of unamortized discount of $4,976 and $23,522 (Note 5)	4,086	117,702
Derivative liabilities (Note 6)	6,699	21,249
Due to related parties (Note 7)	94,269	81,360
Total liabilities	308,814	396,209
Nature of operations and continuance of business (Note 1)
Subsequent events (Note 10)
Stockholders’ deficit
Preferred stock
Authorized: 100,000,000 common shares, par value $0.001 Issued and outstanding: nil shares	–	–
Common stock, Class A
Authorized: 500,000,000 common shares, par value $0.001 Issued and outstanding: 145,266,817 and 58,823,647 shares, respectively	145,267	58,824
Common stock, Class B
Authorized: 25,000,000 common shares, value of $0.001 Issued and outstanding: nil	–	–
Additional paid-in capital	910,089	258,394
Deferred compensation (Note 8)	(143,425)	–
Common stock issuable	–	4,200
Share issuance costs	(15,500)	–
Deficit accumulated during the development stage	(652,310)	(526,299)
Total stockholders’ deficit	244,121	(204,881)
Total liabilities and stockholders’ deficit	552,935	191,328

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)

			Accumulated from
			February 10,
	For the Three	For the Three	2010 (date of
	Months Ended	Months Ended	inception)
	October 31,	October 31,	to October 31,
	2012	2011	2012
	$	$	$

Revenue	–	–	–

Operating expenses
Depreciation	7,334	2,252	30,773
Foreign exchange loss (gain)	(313)	(4,110)	(16,667)
General and administrative (Note 7)	74,160	73,818	271,654
Professional fees (Note 7)	43,596	60,020	205,999
Research and development	994	2,022	4,281
Write-down of property and equipment	–	–	3,463
Total operating expenses	125,771	134,002	499,503
Loss from operations	(125,771)	(134,002)	(499,503)
Other income (expense)
Accretion of discount on convertible debentures (Note 5)	(127,822)	–	(140,024)
Amortization of deferred financing costs	(3,103)	–	(9,415)
Gain on change in fair value of derivative liabilities (Note 6)	132,050	–	138,301
Interest expense	(1,365)	–	(6,684)
Total other income (expense)	(240)	–	(17,822)
Net loss	(126,011)	(134,002)	(517,325)

Net loss per share, basic and diluted	–	–

Weighted average shares outstanding	91,950,228	56,181,236

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

			Accumulated from
	For the Three	For the Three	February 10, 2010
	Months Ended	Months Ended	(date of inception)
	October 31,	October 31,	to October 31,
	2012	2011	2012
	$	$	$
Operating Activities
Net loss	(126,011)	(134,002)	(517,325)
Adjustments to reconcile net loss to net cash used in activities:
Accretion of discount on convertible debentures	127,822	–	140,024
Amortization of deferred financing costs	3,103	–	9,415
Depreciation	7,334	2,252	30,773
Deferred compensation	(143,425)	–	(143,425)
Gain on change in fair value of derivative liabilities	(132,050)	–	(138,301)
Shares issued for consulting fees	300,000	28,000	367,200
Stock-based compensation	–	11,575	11,575
Write-down of property and equipment	–	–	3,463
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(147,802)	3,573	(149,760)
Accounts payable and accrued liabilities	18,972	27,256	100,380
Due to related parties	12,909	(3,125)	28,641
Net cash used in operating activities	(79,148)	(64,471)	(257,340)
Investing Activities
Purchase of intangible assets	–	–	(33,211)
Purchase of property and equipment	–	–	(132,463)
Cash acquired on recapitalization	–	–	1,774
Net cash used in investing activities	–	–	(163,900)
Financing Activities
Proceeds from issuance of convertible debentures	–	–	145,000
Finders’ fees paid	(15,500)	–	(25,000)
Proceeds from issuance of common shares	310,000	46,004	540,643
Net cash provided by financing activities	294,500	46,004	660,643
Increase (decrease) in cash	215,352	(18,467)	239,403
Cash, beginning of period	24,051	32,907	–
Cash, end of period	239,403	14,440	239,403
Non-cash investing and financing activities
Share issued upon conversion of debentures	123,938	–	135,938
Conversion of Class B shares to Class A shares	–	–	50,000
Supplemental disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

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

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at October 31, 2012, the Company has not realized any revenues, and has an accumulated deficit of $652,310. The continued operations of the Company are dependent on its ability to generate future cash flows from operations or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31 and July 31, 2012, the Company had no items that affected comprehensive loss.

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

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share”, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at October 31, 2012, the Company had 787,320 (July 31, 2012 – 1,722,222) potentially dilutive shares.

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

3.	Property and Equipment

			October 31,
			2012	July 31,
			Net Carrying	2012
		Accumulated	Value	Net Carrying
	Cost	Depreciation	$	Value
	$	$	(unaudited)	$
Production equipment	152,679	34,845	117,834	117,420

4.	Intangible Assets

			October 31,
			2012	July 31,
			Net Carrying	2012
		Accumulated	Value	Net Carrying
	Cost	Depreciation	$	Value
	$	$	(unaudited)	$

Patent development costs	34,353	–	34,353	33,211

5.	Convertible Debentures

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

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $27,500. On July 16, 2012, the Company issued 1,061,947 common shares pursuant to the conversion of $12,000. On October 16, 2012, the Company issued 2,804,878 common shares pursuant to the conversion of $11,500. During the period ended October 31, 2012, the Company recorded accretion expense of $15,298 (2011 - $nil). As of October 31, 2012, the carrying value of the convertible note was $4,000 (July 31, 2012 - $202).

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

5.	Convertible Debentures (continued)

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

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $85,000. On August 28, 2012, the Company issued 18,826,134 common shares pursuant to the conversion of $85,000. During the period ended October 31, 2012, the Company recorded accretion expense of $85,000 (2011 - $nil).

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

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $4,338. On October 16, 2012, the Company issued 6,692,158 common shares pursuant to the conversion of $27,438. During the period ended October 31, 2012, the Company recorded accretion expense of $27,524 (2011 - $nil). As at October 31, 2012, the carrying value of the convertible note was $86 (July 31, 2012 - $32,500) and had an unamortized discount of $4,976 (July 31, 2012 - $nil).

6.	Derivative Liabilities

As at October 31, 2012 and July 31, 2012, the following are the fair value of the derivative and the gain on the change in fair value of the derivatives:

	October 31,	July 31,
	2012	2012
	$	$
Derivative liabilities:
January 2012 convertible debenture	2,200	21,249
March 2012 convertible debenture	4,499	–
	6,699	21,249

	October 31,	July 31,
	2012	2012
	$	$
Gain on the change in fair value of the derivatives:
January 2012 convertible debenture	19,049	6,251
February 2012 convertible debenture	85,000	–
March 2012 convertible debenture	28,001	–
	132,050	6,251

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

6.	Derivative Liabilities (continued)

The fair value of the derivative financial liabilities was determined using the Black-Scholes option pricing model using the following assumptions:

		Risk-
		free	Expected	Expected
	Expected	Interest	Dividend	Life (in
	Volatility	Rate	Yield	years)
At the issuance date:
January 2012 convertible debenture	213%	0.10%	0%	0.26
February 2012 convertible debenture	231%	0.11%	0%	0.26
March 2012 convertible debenture	161%	0.11%	0%	0.27

As at October 31, 2012:
January 2012 convertible debenture	328%	0.09%	0%	0.02
March 2012 convertible debenture	323%	0.11%	0%	0.18

7.	Related Party Transactions

	(a)	As at October 31, 2012, the Company owed $60,306 (July 31, 2012 - $52,809) to directors and officers of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

	(b)	As at October 31, 2012, the Company owed $3,363 (July 31, 2012 - $3,351) to a company controlled by an officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(c)

As at October 31, 2012, the Company owed $30,600 (July 31, 2012 - $25,200) for amounts owing to the spouse of the President of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(d)

As at October 31, 2012, the Company owed $106,250 (July 31, 2012 - $98,162) to companies controlled by directors and officers of the Company, which has been recorded in accounts payable and accrued liabilities. The amounts owing are unsecured, non-interest bearing, and due on demand.

	(e)	During the period ended October 31, 2012, the Company incurred professional fees of $5,400 (October 31, 2011 - $5,400) to the spouse of the President of the Company.

	(f)	During the period ended October 31, 2012, the Company incurred travel expenses fees of $13,807 (October 31, 2011 - $21,801) to directors and officers of the Company.

	(g)	During the period ended October 31, 2012, the Company incurred consulting fees of $156,575 (October 31, 2011 - $19,020) to directors and officers of the Company.

	(h)	During the period ended October 31, 2012, the Company incurred rental fees of $nil (October 31, 2011 - $3,359) to a company controlled by an officer of the Company.

8.	Common Stock

Share transactions for the period ended October 31, 2012:

	(a)	On August 6, 2012, the Company issued 120,000 shares of Class A common stock for consulting services with a fair value of $4,200, which was recorded in common stock issuable as of July 31, 2012.

	(b)	On August 28, 2012, the Company issued 18,826,134 shares of Class A common stock pursuant to the conversion of $85,000 of convertible debentures, as described in Note 5(b).

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

8.	Common Stock (continued)

(c)

On September 13, 2012, the Company issued 30,000,000 shares of Class A common stock for consulting services with a fair value of $300,000 to consultants and directors of the Company. As of October 31, 2012, $150,000 (July 31, 2012 - $nil) of the amount was recorded in prepaid expense and $143,425 (July 31, 2012 - $nil) was recorded as deferred compensation.

	(d)	On October 16, 2012, the Company issued 2,804,878 shares of Class A common stock pursuant to the conversion of $11,500 of the convertible debenture, as described in Note 5(a).

	(e)	On October 16, 2012, the Company issued 6,692,158 shares of Class A common stock pursuant to the conversion of $27,438 of the convertible debenture, as described in Note 5(c).

(f)

On October 22, 2012, the Company issued 26,000,000 shares of Class A common stock at $0.01 per share for proceeds of $260,000. The Company paid a finders’ fee of $13,000 in conjunction with the private placement.

(g)

On October 23, 2012, the Company issued 2,000,000 shares of its Class A common stock at $0.025 per share for proceeds of $50,000. The Company incurred a finders’ fee of $2,500 in conjunction with the private placement.

9.	Commitments

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

	(d)	The Company agreed to pay a monthly fee of $4,000 as compensation for his role as a member of the Board of Directors for a twelve-month term upon the closing of a minimum of $1,000,000 raised.

As of October 31, 2012, no amounts were paid or payable.

10.	Subsequent Events

(a)

On November 8, 2012, the Company issued 554,348 shares of Class A common stock pursuant to the conversion of $4,000 of the convertible debenture and $1,100 of accrued interest, as described in Note 5(a).

(b)

On November 21, 2012, the Company entered into two consulting agreements a non-related party to provide public relations services and funding to the Company for a six-month term for the issuance of 3,000,000 common shares of the Company and a success fee of 7% of total financings provided.

(c)

On December 1, 2012, the Company entered into a research agreement with McGill University (“McGill”), where McGill will perform testing, research, and development towards the Company’s patent- pending growing machines. Under the terms of the agreement, the Company will pay $500,000, where $25,000 is due upon the signing of the agreement, $75,000 is due when the Company either completes financing or four growing machines, and $100,000 annually on January 1, 2014, 2015, 2016, and 2017. The agreement expires on January 1, 2018.

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

We incurred operating expenses of $125,771 for the three months ended October 31, 2012. These expenses consisted of $74,160 in general operating expenses, $994 in research and development expenses, and $43,596 in professional fees. For the same period ended October 31, 2011 we incurred operating expenses of $134,002.

Our net loss from inception (February 10, 2010) through October 31, 2012 was $517,325.

The following table provides selected financial data about our company for the quarter ended October 31, 2012.

	October 31,	July 31,
	2012	2012
	$	$

Cash	239,403	24,051
Current Assets	399,413	36,259
Total Assets	552,935	191,328
Current Liabilities	308,814	396,209
Shareholders Equity (Deficit)	244,121	(204,881)

Liquidity and Capital Resources

As of October 31, 2012 we had cash of $239,403, total current assets of $399,413, total current liabilities of $308,814 and working capital of $90,599 compared to cash of $24,051, total current assets of $36,259, total current liabilities of $396,209, and working capital deficit of $332,950 as of July 31, 2012. The increase in working capital is due primarily to the financings closed within the period (see Notes to the Financials – Notes 8(f) and 8(g).

During the period ended October 31, 2012, we received net cash of $294,500 from financing activities, compared to net cash received of $46,004 from financing activities during the period ended October 31, 2011. The increase is due to proceeds received from the issuance of common shares.

During the period ended October 31, 2012, we used net cash of $79,148 on operating activities, compared to $64,471 net cash used on operating activities during the period ended October 31, 2011. The increase in cash used was due to increase in operating activity during the current period.

During the period ended October 31, 2012 and 2011, we did not have any investing activities.

Since February 10, 2010 (inception) to October 31, 2012, our accumulated deficit was $652,310. We are dependent on the funds raised through our equity or debt financing, investing activities, and revenue generated through the sales of our products to fund our operations.

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

We estimate that our expenses over the next 12 months will be approximately $1,925,000 as summarized in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from investors or other sources.

Description	Potential Completion Date	Estimated Expenses ($)
Cost of sales	12 months	500,000
Sales & Marketing	12 months	550,000
Payroll	12 months	300,000
General and administrative expenses	12 months	575,000
Total		1,925,000

Our general and administrative expenses for the year will consist of professional fees, office maintenance, communication expenses (cellular, internet, fax and telephone), bank charges, courier and postage costs, office supply costs and fees related to our website. Our professional fees will include legal, accounting and auditing fees related to our regulatory filings throughout the year.

Based on our planned expenditures, we require additional funds of $1,925,000 to proceed with our business plan over the next 12 months. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of October 31, 2012 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2012. Based on the evaluation of these disclosure controls and procedures the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

December 14, 2012	Urban Barns Foods Inc.

/s/ Jacob Benne
By: Jacob Benne
(Chief Executive Officer, President, & Director)

/s/ Daniel Meikleham
By: Daniel Meikleham
(Chief Financial Officer, Principal Accounting Officer & Director)