Form 10-Q
period 2013-01-31
Urban Barns Foods Inc.
filed 2013-03-15
CIK 1410253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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
[   ] Yes [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 14, 2013 the registrant’s outstanding common stock consisted of 148,821,165 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of Urban Barns Foods Inc. (the “Company”, “Urban Barns”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Financial Statements
For the period ended January 31, 2013
(Expressed in U.S. dollars)

Financial Statement Index

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	January 31,	July 31,
	2013	2012
	$	$
	(unaudited)
ASSETS
Current assets
Cash	27,687	24,051
Accounts receivable	772	–
Amounts receivable	5,261	–
Inventory	513	–
Prepaid expenses and deposits	2,005	12,208
Total current assets	36,238	36,259
Deferred financing costs	–	4,438
Property and equipment (Note 3)	201,991	117,420
Intangible assets (Note 4)	34,769	33,211
Total assets	272,998	191,328

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities (Note 7)	140,748	175,898
Convertible debentures, net of unamortized discount of $nil and $23,522 (Note 5)	5,062	117,702
Derivative liabilities (Note 6)	8,617	21,249
Due to related parties (Note 7)	240,077	81,360
Total liabilities	394,504	396,209
Nature of operations and continuance of business (Note 1)
Subsequent events (Note 11)
Stockholders’ equity (deficit)
Preferred stock
Authorized: 100,000,000 common shares, par value $0.001
Issued and outstanding: nil shares	–	–
Common stock, Class A
Authorized: 500,000,000 common shares, par value $0.001
Issued and outstanding: 148,821,136 and 58,823,618 shares, respectively	148,821	58,824
Common stock, Class B
Authorized: 25,000,000 common shares, value of $0.001
Issued and outstanding: nil	–	–
Additional paid-in capital	1,945,475	258,394
Deferred compensation	(280,822)	–
Common stock issuable	25,000	4,200
Share issuance costs	(15,500)	–
Deficit accumulated during the development stage	(1,944,480)	(526,299)
Total stockholders’ equity (deficit)	(121,506)	(204,881)
Total liabilities and stockholders’ equity (deficit)	272,998	191,328

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

					Accumulated
					from February
	Three Months	Three Months	Six Months	Six Months	10, 2010 (date
	Ended	Ended	Ended	Ended	of inception)
	January 31,	January 31,	January 31,	January 31,	to January 31,
	2013	2012	2013	2012	2013
	$	$	$	$	$

Revenue	778	–	778	–	778
Cost of sales	(392)	–	(392)	–	(392)
Gross Margin	386	–	386	–	386

Operating expenses
Depreciation	3,007	4,021	10,341	6,273	33,780
Foreign exchange loss (gain)	475	(7,937)	162	(12,047)	(16,192)
General and administrative (Note 7)	668,950	35,588	743,110	108,843	940,604
Professional fees (Note 7)	43,344	27,353	86,940	87,373	249,343
Research and development	25,256	541	26,250	2,563	29,537
Write-down of property and equipment	–	–	–	–	3,463
Total operating expenses	741,032	59,566	866,803	193,005	1,240,535
Loss from operations	(740,646)	(59,566)	(866,417)	(193,005)	(1,240,149)
Other income (expense)
Accretion of discount on convertible
debentures (Note 5)	(4,976)	–	(132,798)	–	(145,000)
Amortization of deferred financing costs	(1,335)	–	(4,438)	(563)	(10,750)
Gain (loss) on change in fair value of derivative liabilities (Note 6)	(1,918)	–	130,132	–	136,383
Interest expense	(2,507)	–	(3,872)	–	(9,191)
Loss on conversion of convertible debenture	(540,788)	–	(540,788)	–	(540,788)
Total other income (expense)	(551,524)	–	(551,764)	(563)	(569,346)
Net loss	(1,292,170)	(59,566)	(1,418,181)	(193,568)	(1,809,495)

Net loss per share, basic and diluted	(0.01)	–	(0.01)	–

Weighted average shares outstanding	146,889,425	56,761,671	120,019,189	56,471,454

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Six Months	Six Months	February 10, 2010
	Ended	Ended	(date of inception)
	January 31,	January 31,	to January 31,
	2013	2012	2013
	$	$	$
Operating Activities
Net loss	(1,418,181)	(193,568)	(1,809,495)
Adjustments to reconcile net loss to net cash used in
activities:
Accretion of discount on convertible debentures	132,798	–	145,000
Amortization of deferred financing costs	4,438	563	10,750
Depreciation	10,341	6,273	33,780
Deferred compensation	(280,822)	–	(280,822)
Gain on change in fair value of derivative liabilities	(130,132)	–	(136,383)
Loss on conversion of convertible debenture	540,788	–	540,788
Shares issued for consulting fees	420,000	28,000	487,200
Stock-based compensation	373,052	11,575	384,627
Write-down of property and equipment	–	–	3,463
Changes in operating assets and liabilities:
Prepaid expenses and deposits	10,203	6,626	8,245
Accounts receivable	(772)	–	(772)
Amounts receivable	(5,261)	–	(5,261)
Inventory	(513)	–	(513)
Accounts payable and accrued liabilities	(35,608)	24,383	45,800
Due to related parties	150,767	892	166,499
Net cash used in operating activities	(228,902)	(115,256)	(407,094)
Investing Activities
Purchase of intangible assets	–	–	(33,211)
Purchase of property and equipment	(94,912)	(2,464)	(227,375)
Cash acquired on recapitalization	–	–	1,774
Net cash used in investing activities	(94,912)	(2,464)	(258,812)
Financing Activities
Proceeds from issuance of convertible debentures	–	23,750	145,000
Finders’ fees paid	(7,550)	–	(17,050)
Proceeds from issuance of common shares	335,000	125,462	565,643
Repayment to due to related parties	–	(997)	–
Net cash provided by financing activities	327,450	148,215	693,593
Increase (decrease) in cash	3,636	30,495	27,687
Cash, beginning of period	24,051	32,907	–
Cash, end of period	27,687	63,402	27,687

Non-cash investing and financing activities
Share issued upon conversion of debentures	129,038	–	141,038
Conversion of Class B shares to Class A shares	–	–	50,000
Supplemental disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

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

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at January 31, 2013, the Company has a working capital deficit of $358,266 an accumulated deficit of $1,944,480. The continued operations of the Company are dependent on its ability to generate future cash flows from operations or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	(g)	Revenue Recognition

The Company derives revenue from the sale of agricultural products. In accordance with ASC 605, Revenue Recognition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed and determinable, risk of ownership has passed to the customer and collection is reasonably assured.

	(h)	Inventory

Inventory is comprised of seeds for growing agricultural products and is recorded at the lower of cost or net realizable value on a first-in first-out basis. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions.

	(i)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2013 and July 31, 2012, the Company had no items that affected comprehensive loss.

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

	(j)	Foreign Currency Translation

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

	(k)	Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share”, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at January 31, 2013, the Company had 109,686 (July 31, 2012 – 1,722,222) potentially dilutive shares.

	(l)	Financial Instruments and Fair Value Measures

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

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

	(m)	Stock-based Compensation

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

	(n)	Recent Accounting Pronouncements

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

3.	Property and Equipment

			January 31,
			2013	July 31,
			Net Carrying	2012
		Accumulated	Value	Net Carrying
	Cost	Depreciation	$	Value
	$	$	(unaudited)	$
Production equipment	239,842	37,851	201,991	117,420

4.	Intangible Assets

			January 31,
			2013	July 31,
			Net Carrying	2012
		Accumulated	Value	Net Carrying
	Cost	Depreciation	$	Value
	$	$	(unaudited)	$
Patent development costs	34,769	–	34,769	33,211

5.	Convertible Debentures

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

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $27,500. On July 16, 2012, the Company issued 1,061,947 common shares pursuant to the conversion of $12,000. On October 16, 2012, the Company issued 2,804,878 common shares pursuant to the conversion of $11,500. On November 8, 2012, the Company issued 554,348 common shares pursuant to the conversion of $4,000 and accrued interest of $1,100. During the period ended January 31, 2013, the Company recorded accretion expense of $15,298 (2012 - $nil).

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

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $85,000. On August 28, 2012, the Company issued 18,826,134 common shares pursuant to the conversion of $85,000. During the period ended January 31, 2013, the Company recorded accretion expense of $85,000 (2012 - $nil).

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

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $4,338. On October 16, 2012, the Company issued 6,692,158 common shares pursuant to the conversion of $27,438. During the period ended January 31, 2013, the Company recorded accretion expense of $32,500 (2012 - $nil). As at January 31, 2013, the carrying value of the convertible note was $5,062 (July 31, 2012 - $32,500).

6.	Derivative Liabilities

As at January 31, 2013 and July 31, 2012, the following are the fair value of the derivative and the gain on the change in fair value of the derivatives:

	January 31,	July 31,
	2013	2012
	$	$
Derivative liabilities:
January 2012 convertible debenture	–	21,249
March 2012 convertible debenture	8,617	–
	8,617	21,249

The fair value of the derivative financial liabilities was determined using the Black-Scholes option pricing model using the following assumptions:

		Risk-
		free	Expected	Expected
	Expected	Interest	Dividend	Life (in
	Volatility	Rate	Yield	years)

At the issuance date:
January 2012 convertible debenture	213%	0.10%	0%	0.26
February 2012 convertible debenture	231%	0.11%	0%	0.26
March 2012 convertible debenture	161%	0.11%	0%	0.27

As at January 31, 2013:
March 2012 convertible debenture	136%	0.17%	0%	0.25

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

7.	Related Party Transactions

	(a)	As at January 31, 2013, the Company owed $50,893 (July 31, 2012 - $52,809) to directors and officers of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)

As at January 31, 2013, the Company owed $50,135 (July 31, 2012 - $nil) to directors and officers of the Company. The amounts owing are unsecured, bears interest expense at 8% and due on May 1, 2014. During the period ended January 31, 2013, the Company incurred interest expense of $698 (January 31, 2012 - $nil), which has been recorded in accounts payable and accrued liabilities.

	(c)	As at January 31, 2013, the Company owed $nil (July 31, 2012 - $3,351) to a company controlled by an officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(d)

As at January 31, 2013, the Company owed $104,849 (July 31, 2012 - $nil) to a company controlled by an officer of the Company. The amounts owing are unsecured, bears interest expense at 8% and due on May 1, 2014. During the period ended January 31, 2013, the Company incurred interest expense of $2,130 (January 31, 2012 - $nil), which has been recorded in accounts payable and accrued liabilities.

(e)

As at January 31, 2013, the Company owed $34,200 (July 31, 2012 - $25,200) for amounts owing to the spouse of the President of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(f)

As at January 31, 2013, the Company owed $1,621 (July 31, 2012 - $98,162) to companies controlled by directors and officers of the Company, which has been recorded in accounts payable and accrued liabilities. The amounts owing are unsecured, non-interest bearing, and due on demand.

	(g)	As at January 31, 2013, the Company had deferred compensation of $280,822 (July 31, 2012 - $nil) incurred to directors and officers of the Company.

	(h)	During the period ended January 31, 2013, the Company incurred professional fees of $10,800 (January 31, 2012 - $10,800) to a person related to the President of the Company.

	(i)	During the period ended January 31, 2013, the Company incurred travel expenses fees of $77,240 (January 31, 2012 - $30,944) to directors and officers of the Company.

	(j)	During the period ended January 31, 2013, the Company incurred consulting fees of $64,178 (January 31, 2012 - $19,020) to directors and officers of the Company.

	(k)	During the period ended January 31, 2013, the Company incurred rental fees of $8,850 (January 31, 2012 - $7,089) to a company controlled by an officer of the Company.

8.	Common Stock

	(a)	On August 6, 2012, the Company issued 120,000 shares of Class A common stock for consulting services with a fair value of $4,200, which was recorded in common stock issuable as of July 31, 2012.

	(b)	On August 28, 2012, the Company issued 18,826,134 shares of Class A common stock pursuant to the conversion of $85,000 of convertible debentures, as described in Note 5(b).

(c)

On September 13, 2012, the Company issued 30,000,000 shares of Class A common stock for consulting services with a fair value of $300,000 to directors of the Company. As of January 31, 2013, $130,822 (July 31, 2012 - $nil) of the amount was recorded in deferred compensation.

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

(h)

On November 8, 2012, the Company issued 554,348 shares of Class A common stock pursuant to the conversion of $4,000 of the convertible debenture and $1,100 of accrued interest, as described in Note 5(a).

(i)

On November 21, 2012, the Company issued of 3,000,000 shares of Class A common stock for consulting services with a fair value of $120,000. As of January 31, 2013, $73,006 (July 31, 2012 - $nil) of the amount was recorded in deferred compensation.

9.	Stock Options

The Company has adopted a stock option plan pursuant to which options may be granted to directors, officers, employees and consultants of the Company to a maximum of 25,000,000 shares issued and outstanding at the time of the grant. The exercise price and the vesting terms of each option is equal to the market price on the date of the grant.

On November 1, 2012, the Company granted 15,000,000 stock options at an exercise price of $0.10 per share expiring on November 1, 2022. All stock options were vested immediately. The fair value for these stock options was $299,601, and was estimated at the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected life of 10 years, a risk-free rate of 1.75%, an expected volatility of 215%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.10 per share.

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted
		average	average	Aggregate
		exercise	remaining	intrinsic
	Number	price	contractual life	value
	of options	$	(years)	(US$)
Outstanding and exercisable, July 31, 2012	–	–
Granted	1,500,000	0.10
Outstanding and exercisable, January 31, 2013	1,500,000	0.10	9.76	–

Additional information regarding stock options as of January 31, 2013, is as follows:

	Exercise
Number of	Price
Options	$	Expiry Date
1,500,000	0.10	November 1, 2022

As of January 31, 2013, the Company had no unrecognized compensation expense relating to unvested options.

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

10.	Commitments

(a)

On June 25, 2012, the Company entered into an agreement with a director of the Company. In accordance with the terms and provisions of the agreement, the director agreed to aid with introductions to management of the Company with respect to the current round of financing of a minimum of $1,000,000 on a best efforts basis through various sources of capital.

Pursuant to the agreement, the Company agreed to the following terms and provisions:

		i.	The Company agreed to pay a finders' fee of 5% on actual funds raised or 2% via third parties with regards to private placements.

		ii.	The Company agreed to pay a finders' fee in the amount of 3% on actual funds loaned or 1.5% via third parties with regards to debt financings.

iii.

The Company agreed to pay a scalable finders' fee of 5% on the first $2,000,000, 4% of the next $2,000,000 and 3% on the remaining amount of $4,000,000 if the Company is merged with any other private or public entity with regards to an introduction to a third party who wishes to acquire, merger or perform a business combination; and

		iv.	The Company agreed to pay a monthly fee of $4,000 as compensation for his role as a member of the Board of Directors for a twelve-month term upon the closing of a minimum of $1,000,000 raised.

As of January 31, 2013, $7,500 of the finder’s fee was paid and $7,950 of the finder’s fee was recorded in due to related party loan.

(b)

On December 1, 2012, the Company entered into a research agreement with McGill University (“McGill”), where McGill will perform testing, research and development towards improvements and efficiency gains on the Company’s patent-pending growing machines. Under the terms of the agreement, the Company will pay $500,000, where $25,000 is due upon the signing of the agreement (paid), $75,000 is due when the Company either completes financing or four growing machines, and $100,000 annually on January 1, 2014, 2015, 2016, and 2017. The agreement expires on January 1, 2018.

(c)

On November 1, 2012, the Company entered into three consulting agreements with directors and officers of the Company. Each agreement pays each director and officer a consulting fee of $5,000 per month until November 1, 2017.

11.	Subsequent Events

(a)

On February 1, 2013, the Company granted 50,000 stock options to a consultant for services. The stock options have an exercise price of $0.10 per share, vests immediately, and expire on August 1, 2023.

(b)

On February 4, 2013, the Company entered into a consulting agreement for consulting and financing services. Under the terms of the agreement, the consultant will provide assistance with consulting and obtaining additional financing for the Company in exchange for a finders’ fee of 8% in cash and 2% in common shares for all successful financing with a minimum funding of $500,000, and 3% in cash of total face value for successful closing of convertible debentures.

(c)

On February 15, 2013, the Company entered into a consulting agreement for consulting and financing services. Under the terms of the agreement, the consultant will provide assistance with consulting and obtaining additional financing for the Company in exchange for a finders’ fee of 5% in cash and 2.5% in share purchase warrants, exercisable at $0.10 per share and expiring twelve months from the grant date, for all funds raised, 3% in cash for closing of convertible debentures, and 1% in cash on the successful closing of a revolving credit facility.

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

Results of Operations

We are still in our development stage and have generated $778 of revenue to date.

We incurred operating expenses of $866,803 for the six months ended January 31, 2013. These expenses consisted of $743,110 in general operating expenses, $26,250 in research and development expenses, and $86,940 in professional fees. For the same period ended January 31, 2012 we incurred operating expenses of $193,568.

Our net loss from inception (February 10, 2010) through January 31, 2013 was $1,809,495.

The following table provides selected financial data about our company for the quarter ended January 31, 2013.

	January 31,	July 31,
	2013	2012
	$	$

Cash	27,687	24,051
Current Assets	36,238	36,259
Total Assets	272,998	191,328
Current Liabilities	394,504	396,209
Shareholders Equity (Deficit)	(121,506)	(204,881)

Liquidity and Capital Resources

As of January 31, 2013 we had cash of $27,687, total current assets of $36,238, total current liabilities of $394,504 and a working capital deficit of $358,266 compared to cash of $24,051, total current assets of $36,259, total current liabilities of $396,209, and working capital deficit of $332,950 as of July 31, 2012. The increase in working capital deficit is due to the fact that our day-to-day expenditures are increasing at a higher rate than our proceeds received from operating and financing activities.

During the period ended January 31, 2013, we received net cash of $327,450 from financing activities, compared to net cash received of $148,215 from financing activities during the period ended January 31, 2012. The increase is due to proceeds received from the issuance of common shares.

During the period ended January 31, 2013, we used net cash of $228,902 on operating activities, compared to $115,256 net cash used on operating activities during the period ended January 31, 2012. The increase in cash used was due to increase in proceeds from financing activities which allowed us to incur more operating activity.

During the period ended January 31, 2013, we used net cash of $94,912 on investing activities compared to $2,464 net cash used on operating activities during the period ended January 31, 2012. The increase in cash used was due to the purchase of additional growing machines at our Langley, BC facility.

Since February 10, 2010 (inception) to January 31, 2013, our accumulated deficit was $1,944,480. We are dependent on the funds raised through our equity or debt financing, investing activities, and revenue generated through the sales of our products to fund our operations.

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

Off-Balance Sheet Arrangements

As of January 31, 2013 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2013. Based on the evaluation of these disclosure controls and procedures the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

March 14, 2013	Urban Barns Foods Inc.

/s/ Jacob Benne
By: Jacob Benne
(Chief Executive Officer, President, & Director)

/s/ Daniel Meikleham
By: Daniel Meikleham
(Chief Financial Officer, Principal Accounting Officer & Director)