Form 10-Q
period 2013-04-30
Urban Barns Foods Inc.
filed 2013-06-14
CIK 1410253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended April 30, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ________________ To ________________

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
[   ] Yes [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 12, 2013 the registrant’s outstanding common stock consisted of 153,546,396 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of Urban Barns Foods Inc. (the “Company”, “Urban Barns”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Financial Statements
For the period ended April 30, 2013
(Expressed in U.S. dollars)

Financial Statement Index

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	April 30,	July 31,
	2013	2012
	$	$
	(unaudited)
ASSETS
Current assets
Cash	36,267	24,051
Accounts receivable	2,558	–
Amounts receivable	8,567	–
Inventory	1,049	–
Prepaid expenses and deposits	13,965	12,208
Total current assets	62,406	36,259
Deferred financing costs	–	4,438
Property and equipment (Note 3)	245,438	117,420
Intangible assets (Note 4)	34,419	33,211
Total assets	342,263	191,328
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 7)	165,202	175,898
Convertible debentures, net of unamortized discount of $nil and $23,522 (Note 5)	5,062	117,702
Derivative liabilities (Note 6)	6,341	21,249
Due to related parties (Note 7)	270,450	81,360
Total liabilities	447,055	396,209
Nature of operations and continuance of business (Note 1)
Subsequent events (Note 11)
Stockholders’ deficit
Preferred stock
Authorized: 100,000,000 common shares, par value $0.001
Issued and outstanding: nil shares	–	–
Common stock, Class A
Authorized: 500,000,000 common shares, par value $0.001
Issued and outstanding: 150,071,396 and 58,823,618 shares, respectively	150,071	58,824
Common stock, Class B
Authorized: 25,000,000 common shares, value of $0.001
Issued and outstanding: nil	–	–
Additional paid-in capital	2,007,407	258,394
Deferred compensation (Note 7)	(268,630)	–
Common stock issuable	163,750	4,200
Share issuance costs	(15,500)	–
Deficit accumulated during the development stage	(2,141,890)	(526,299)
Total stockholders’ deficit	(104,792)	(204,881)
Total liabilities and stockholders’ deficit	342,263	191,328

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

					Accumulated
					from February
	Three Months	Three Months	Nine Months	Nine Months	10, 2010 (date
	Ended	Ended	Ended	Ended	of inception)
	April 30,	April 30,	April 30,	April 30,	to April 30,
	2013	2012	2013	2012	2013
	$	$	$	$	$

Revenue	3,612	–	4,390	–	4,390
Cost of sales	(740)	–	(1,132)	–	(1,132)

Gross Margin	2,872	–	3,258	–	3,258

Operating expenses
Depreciation	6,427	2,181	16,768	8,454	40,207
Foreign exchange loss (gain)	2,019	1,355	2,181	(10,692)	(14,173)
General and administrative (Note 7)	164,730	32,962	907,840	142,368	1,105,334
Professional fees (Note 7)	24,472	39,714	111,412	127,087	273,815
Research and development	(298)	731	25,952	3,294	29,239
Write-down of property and equipment	–	–	–	–	3,463
Total operating expenses	197,350	76,943	1,064,153	270,511	1,437,885
Loss from operations	(194,478)	(76,943)	(1,060,895)	(270,511)	(1,434,627)
Other income (expense)
Accretion of discount on convertible debentures (Note 5)	–	–	(132,798)	–	(145,000)
Amortization of deferred financing costs	–	–	(4,438)	–	(10,750)
Gain on change in fair value of derivative liabilities (Note 6)	2,276	–	132,408	–	138,659
Interest expense	(3,251)	(2,435)	(7,123)	(2,435)	(12,442)
Loss on conversion of convertible debenture	–	–	(540,788)	–	(540,788)
Loss on settlement of accounts payable	(1,957)	–	(1,957)	–	(1,957)
Total other income (expense)	(2,932)	(2,435)	(554,696)	(2,435)	(572,278)
Net loss	(197,410)	(79,378)	(1,615,591)	(272,946)	(2,006,905)

Net loss per share, basic and diluted	–	–	(0.01)	–

Weighted average shares outstanding	149,010,546	57,517,227	129,598,244	56,814,956

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Nine Months	Nine Months	February 10, 2010
	Ended	Ended	(date of inception)
	April 30,	April 30,	to April 30,
	2013	2012	2013
	$	$	$
Operating Activities
Net loss for the period	(1,615,591)	(272,946)	(2,006,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debentures	132,798	–	145,000
Amortization of deferred financing costs	4,438	–	10,750
Depreciation	16,768	8,454	40,207
Deferred compensation	(268,630)	–	(268,630)
Gain on change in fair value of derivative liabilities	(132,408)	–	(138,659)
Loss on conversion of convertible debenture	540,788	–	540,788
Loss on settlement of accounts payable	1,957	–	1,957
Shares issued for consulting fees	435,403	67,200	502,603
Stock-based compensation	398,211	11,575	409,786
Write-down of property and equipment	–	–	3,463
Changes in operating assets and liabilities:
Accounts receivable	(2,558)	–	(2,558)
Amounts receivable	(8,567)	–	(8,567)
Inventory	(1,049)	–	(1,049)
Prepaid expenses and deposits	(1,757)	(19,731)	(3,715)
Deferred financing costs	–	2,756	–
Accounts payable and accrued liabilities	9,859	671	91,267
Due to related parties	181,140	(21,815)	196,872
Net cash used in operating activities	(309,198)	(223,836)	(487,390)
Investing Activities
Purchase of intangible assets	–	–	(33,211)
Purchase of property and equipment	(144,786)	(2,020)	(277,249)
Cash acquired on recapitalization	–	–	1,774
Net cash used in investing activities	(144,786)	(2,020)	(308,686)
Financing Activities
Proceeds from issuance of convertible debentures	–	145,000	145,000
Finders’ fees paid	(7,550)	(9,500)	(17,050)
Proceeds from issuance of common shares	473,750	125,462	704,393
Repayment to due to related parties	–	(1,012)	–
Net cash provided by financing activities	466,200	259,950	832,343
Increase in cash	12,216	34,094	36,267
Cash, beginning of period	24,051	32,907	–
Cash, end of period	36,267	67,001	36,267
Non-cash investing and financing activities
Shares issued for settlement of debt	22,620	–	22,620
Shares issued upon conversion of debentures	129,038	–	141,038
Conversion of Class B shares to Class A shares	–	–	50,000
Supplemental disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

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

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at April 30, 2013, the Company has a working capital deficit of $384,649 an accumulated deficit of $2,141,890. The continued operations of the Company are dependent on its ability to generate future cash flows from operations or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

	(c)	Interim Financial Statements

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

	(d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

	(e)	Property and Equipment

Property and equipment consists of production equipment and is stated at cost and amortized straight- line over five years.

	(f)	Intangible assets

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

	(g)	Long-Lived Assets

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

	(h)	Revenue Recognition

The Company derives revenue from the sale of agricultural products. In accordance with ASC 605, Revenue Recognition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed and determinable, risk of ownership has passed to the customer and collection is reasonably assured.

	(i)	Inventory

Inventory is comprised of seeds for growing agricultural products and is recorded at the lower of cost or net realizable value on a first-in first-out basis. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions.

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

	(j)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2013 and July 31, 2012, the Company had no items that affected comprehensive loss.

	(k)	Foreign Currency Translation

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

	(l)	Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share”, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of April 30, 2013, the Company had 16,230,707 (July 31, 2012 – 1,722,222) potentially dilutive shares.

	(m)	Financial Instruments and Fair Value Measures

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

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

	(m)	Financial Instruments and Fair Value Measures (continued)

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

	(n)	Stock-based Compensation

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

	(o)	Recent Accounting Pronouncements

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

3.	Property and Equipment

			April 30,
			2013	July 31,
			Net Carrying	2012
		Accumulated	Value	Net Carrying
	Cost	Depreciation	$	Value
	$	$	(unaudited)	$
Production equipment	289,717	44,279	245,438	117,420

4.	Intangible Assets

			April 30,
			2013	July 31,
			Net Carrying	2012
		Accumulated	Value	Net Carrying
	Cost	Depreciation	$	Value
	$	$	(unaudited)	$
Patent development costs	34,419	–	34,419	33,211

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

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $27,500. On July 16, 2012, the Company issued 1,061,947 common shares pursuant to the conversion of $12,000. On October 16, 2012, the Company issued 2,804,878 common shares pursuant to the conversion of $11,500. On November 8, 2012, the Company issued 554,348 common shares pursuant to the conversion of $4,000 and accrued interest of $1,100. During the period ended April 30, 2013, the Company recorded accretion expense of $15,298 (2012 - $nil).

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

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $85,000. On August 28, 2012, the Company issued 18,826,134 common shares pursuant to the conversion of $85,000. During the period ended April 30, 2013, the Company recorded accretion expense of $85,000 (2012 - $nil).

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

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $4,338. On October 16, 2012, the Company issued 6,692,158 common shares pursuant to the conversion of $27,438. During the period ended April 30, 2013, the Company recorded accretion expense of $32,500 (2012 - $nil). As at April 30, 2013, the carrying value of the convertible note was $5,062 (July 31, 2012 - $32,500).

6.	Derivative Liabilities

As at April 30, 2013 and July 31, 2012, the following are the fair value of the derivative and the gain on the change in fair value of the derivatives:

	April 30,	July 31,
	2013	2012
	$	$
Derivative liabilities:
January 2012 convertible debenture	–	21,249
March 2012 convertible debenture	6,341	–
	6,341	21,249

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

6.	Derivative Liabilities (continued)

The fair value of the derivative financial liabilities was determined using the Black-Scholes option pricing model using the following assumptions:

		Risk-
		free	Expected	Expected
	Expected	Interest	Dividend	Life (in
	Volatility	Rate	Yield	years)

At the issuance date:
January 2012 convertible debenture	213%	0.10%	0%	0.26
March 2012 convertible debenture	161%	0.11%	0%	0.27
As at April 30, 2013:
March 2012 convertible debenture	114%	0.05%	0%	0.25

7.	Related Party Transactions

	(a)	As at April 30, 2013, the Company owed $77,427 (July 31, 2012 - $52,809) to directors and officers of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)

As at April 30, 2013, the Company owed $49,630 (July 31, 2012 - $nil) to directors and officers of the Company. The amounts owing are unsecured, bears interest expense at 8% and due on May 1, 2014. During the period ended April 30, 2013, the Company incurred interest expense of $1,654 (April 30, 2012 - $nil), which has been recorded in accounts payable and accrued liabilities.

	(c)	As at April 30, 2013, the Company owed $nil (July 31, 2012 - $3,351) to a company controlled by an officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(d)

As at April 30, 2013, the Company owed $103,793 (July 31, 2012 - $nil) to a company controlled by an officer of the Company. The amounts owing are unsecured, bears interest expense at 8% and due on May 1, 2014. During the period ended April 30, 2013, the Company incurred interest expense of $4,144 (April 30, 2012 - $nil), which has been recorded in accounts payable and accrued liabilities.

(e)

As at April 30, 2013, the Company owed $39,600 (July 31, 2012 - $25,200) for amounts owing to the spouse of the President of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(f)

As at April 30, 2013, the Company owed $65,940 (July 31, 2012 - $98,162) to companies controlled by directors and officers of the Company, which has been recorded in accounts payable and accrued liabilities. The amounts owing are unsecured, non-interest bearing, and due on demand.

	(g)	As at April 30, 2013, the Company had deferred compensation of $268,630 (July 31, 2012 - $nil) incurred to directors and officers of the Company.

	(h)	During the nine months ended April 30, 2013, the Company incurred professional fees of $16,200 (April 30, 2012 - $18,060) to a person related to the President of the Company.

	(i)	During the nine months ended April 30, 2013, the Company incurred travel expenses fees of $76,735 (April 30, 2012 - $32,849) to directors and officers of the Company.

	(j)	During the nine months ended April 30, 2013, the Company incurred consulting fees of $121,370 (April 30, 2012 - $19,020) to directors and officers of the Company.

	(k)	During the nine months ended April 30, 2013, the Company incurred rental fees of $20,736 (April 30, 2012 - $11,224) to a company controlled by an officer of the Company.

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

(c)

On September 13, 2012, the Company issued 30,000,000 shares of Class A common stock for consulting services with a fair value of $300,000 to directors of the Company. As of April 30, 2013, $268,630 (July 31, 2012 - $nil) of the amount was recorded in deferred compensation.

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

	(i)	On November 21, 2012, the Company issued of 3,000,000 shares of Class A common stock for consulting services with a fair value of $120,000.

	(j)	On March 6, 2013, the Company issued 128,500 shares of Class A common stock to settle accounts payable of $6,425.

	(k)	On March 20, 2013, the Company issued 851,815 shares of Class A common stock for consulting services with a fair value of $15,403.

(l)

On March 25, 2013, the Company issued 269,916 shares of Class A common stock with a fair value of $16,195 to settle accounts payable of $14,238. The transaction resulted in a loss on settlement of debt of $1,957.

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

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

9.	Stock Options (continued)

On February 1, 2013, the Company granted 50,000 stock options to a consultant for services. The stock options have an exercise price of $0.10 per share, vests immediately, and expire on July 31, 2013. The fair value for these stock options was $1,450, and was estimated at the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected life of 0.5 years, a risk-free rate of 0.11%, an expected volatility of 291%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.10 per share.

On February 1, 2013, the Company granted 200,000 stock options to a consultant for services. The stock options have an exercise price of $0.10 per share, vests immediately, and expire on January 31, 2014. The fair value for these stock options was $7,302, and was estimated at the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected life of 1 year, a risk-free rate of 0.15%, an expected volatility of 259%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.10 per share.

On February 18, 2013, the Company granted 200,000 stock options to a consultant for services. The stock options have an exercise price of $0.10 per share, vests immediately, and expire on August 17, 2013. The fair value for these stock options was $5,799, and was estimated at the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected life of 0.5 years, a risk-free rate of 0.13%, an expected volatility of 291%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.10 per share.

On April 24, 2013, the Company granted 400,000 stock options to a consultant for services. The stock options have an exercise price of $0.10 per share, vests immediately, and expire on April 23, 2014. The fair value for these stock options was $10,608, and was estimated at the date of grant using the Black-Scholes option- pricing model assuming a weighted average expected life of 1 year, a risk-free rate of 0.13%, an expected volatility of 244%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.10 per share.

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted
		average	average	Aggregate
		exercise	remaining	intrinsic
	Number	price	contractual life	value
	of options	$	(years)	$
Outstanding and exercisable, July 31, 2012	–	–	–
Granted	15,850,000	0.10	9.5
Outstanding and exercisable, April 30, 2013	15,850,000	0.10	9.04	–

Additional information regarding stock options as of April 30, 2013, is as follows:

	Exercise
Number of	Price
Options	$	Expiry Date
15,000,000	0.10	November 1, 2022
50,000	0.10	July 31, 2013
200,000	0.10	January 31, 2014
200,000	0.10	August 17, 2013
400,000	0.10	April 23, 2014

15,850,000

As of April 30, 2013, the Company had no unrecognized compensation expense relating to unvested options.

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

v.	The Company agreed to pay a monthly fee of $4,000 as compensation for his role as a member of the Board of Directors for a twelve-month term upon the closing of a minimum of $1,000,000 raised.

As of April 30, 2013, $7,500 of the finder’s fee was paid and $7,950 of the finder’s fee was recorded in due to related party loan.

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

(d)

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

(e)

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

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

11.	Subsequent Events

On May 29, 2013, the Company entered into a memorandum of understanding with a non-related party for the purchase of cubic farming growing machines from the Company. Under the terms of the agreement, the non-related party will purchase a minimum of four cubic farming growing machines from the Company at a cost of Cdn$35,000 for the first ten machines, and Cdn$30,000 for the next twenty-five machines, as well as an exclusive license of Cdn$1,000 per machine subject to a maximum of Cdn$100,000 over a five year period. The agreement expires on August 30, 2013 and can be extended for a five-year period by mutual consent.

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

Results of Operations

We are still in our development stage and have generated $4,390 of revenue to date.

We incurred operating expenses of $1,064,153 for the nine months ended April 30, 2013. These expenses consisted of $907,840 in general operating expenses, $25,952 in research and development expenses, and $111,412 in professional fees. For the same period ended April 30, 2012 we incurred operating expenses of $270,511. The increase in operating expenses was due to issuance of common shares and stock options for consulting fees. As of April 30, 2013, our net loss was $1,615,591 and net loss per share was $0.01 compared with $272,946 and loss per share of $nil for the period ended April 30, 2012.

The following table provides selected financial data about our company for the quarter ended April 30, 2013.

	April 30,	July 31,
	2013	2012
	$	$

Cash	36,267	24,051
Current Assets	62,406	36,259
Total Assets	342,263	191,328
Current Liabilities	447,055	396,209
Shareholders’ Equity (Deficit)	(104,792)	(204,881)

Liquidity and Capital Resources

As of April 30, 2013, we had cash of $36,267, total current assets of $62,406, total current liabilities of $447,055 and a working capital deficit of $384,649 compared to cash of $24,051, total current assets of $36,259, total current liabilities of $396,209, and working capital deficit of $359,950 as of July 31, 2012. The increase in working capital deficit is due to the fact that our day-to-day expenditures are increasing at a higher rate than our proceeds received from operating and financing activities.

During the period ended April 30, 2013, we received net cash of $466,200 from financing activities, compared to net cash received of $259,950 from financing activities during the period ended April 30, 2012. The increase is due to proceeds received from the issuance of common shares.

During the period ended April 30, 2013, we used net cash of $309,198 on operating activities compared to $223,836 net cash used on operating activities during the period ended April 30, 2012. The increase in cash used was due to increase in proceeds from financing activities which allowed us to incur more operating activity.

During the period ended April 30, 2013, we used net cash of $144,786 on investing activities compared to $2,020 net cash used on operating activities during the period ended April 30, 2012. The increase in cash used was due to the purchase of additional growing machines at our Langley, BC facility.

Since February 10, 2010 (inception) to April 30, 2013, our accumulated deficit was $2,141,890. We are dependent on the funds raised through our equity or debt financing, investing activities, and revenue generated through the sales of our products to fund our operations.

We anticipate that we will meet our ongoing cash requirements by retaining income as well as through equity or debt financing. We plan to cooperate with various individuals and institutions to acquire the financing required to produce and distribute our products and anticipate this will continue until we accrue sufficient capital reserves to finance all of our productions independently.

Plan of Operation

Our management has focused on acquiring or merging with one or more operating businesses. Our efforts to identify a target business resulted in the Share Exchange Agreement with Non Industrial Manufacture Inc. (NIM), a private company. On June 2, 2011 the share exchange with NIM closed. We are now an urban produce production company, with patents pending, that aims to be the supplier of choice of fresh, locally grown, high-quality organic and conventional fruits and vegetables for urban consumers.

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

Off-Balance Sheet Arrangements

As of April 30, 2013 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2013. Based on the evaluation of these disclosure controls and procedures the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

June 12, 2013	Urban Barns Foods Inc.

/s/ Jacob Benne
By: Jacob Benne
(Chief Executive Officer, President, & Director)

/s/ Daniel Meikleham
By: Daniel Meikleham
(Chief Financial Officer, Principal Accounting Officer & Director)