Form 10-K
period 2013-07-31
Urban Barns Foods Inc.
filed 2013-11-13
CIK 1410253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________.

Commission file number 000-53942

URBAN BARNS FOODS INC.
(Exact name of registrant as specified in its charter)

Nevada	20-0215404
(State or Other Jurisdiction of Incorporation of	(I.R.S. Employer Identification No.)
Organization)

Office 234 – 10601 Southport Road SW	403-278-4100
Calgary, Alberta, Canada T2W 3M6
(Address of principal executive offices) (ZIP Code)	(Registrant’s telephone number, including area code)

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
Yes [ x ]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 8, 2013 was $2,373,415.10 based on a $0.0301 closing price for the Common Stock on November 8, 2013. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

221,113,964 shares of common stock issued & outstanding as of November 8, 2013

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

Overview

We were incorporated as HL Ventures Inc. on May 21, 2007 under the laws of the State of Nevada. Non Industrial Manufacture Inc. was incorporated on February 10, 2010 under the laws of the Province of Alberta. On June 2, 2011 we acquired all of the issued and outstanding common shares of Non Industrial Manufacture Inc. pursuant to a share exchange agreement dated May 2, 2011. As a result, Non Industrial Manufacture Inc. is now our wholly owned subsidiary. Our principal executive office is located at 234-10601 Southport Road SW, Calgary, Alberta, Canada T2W 3M6. Our telephone number is 604.888.0420. Our fiscal year end is July 31.

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

In addition to our proprietary technology, we are also actively seeking to acquire the rights to patented growing equipment developed by third parties. Our management believes that each of our growing machines, which are set to occupy approximately 150 square feet of floor space each (and can be stacked on top of each other), will be able to yield as much output as 1500 square feet of greenhouse space, and allow a single greenhouse to produce up to five times the crop yield that it would using standard greenhouse cultivation practices.

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

Once we have grown our produce, we plan to leverage the infrastructure established by Robyn Jackson, our Director, to distribute our fruits and vegetables on a cost-effective basis. We anticipate entering into agreements with a variety of regional distributors in any other locations in which we plan to operate once we have established the validity of our business model. Mr. Jackson will be in charge for establishing logistics solutions for Urban Barns fruit and produce as well as development of relationships with local distributors and major retailers.

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

Research and Development

We have spent $47,007 on research and development activities, $34,864 researching, developing and designing our technology for our patent protection filings, and $247,616 on R&D growing machines, lighting and environmental control systems from our inception on February 10, 2010 to July 31, 2013.

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

Employees

As of November 8, 2013 we did not have any employees. Our directors and officers provide us with services on a consulting basis. We plan to hire a number of full-time employees in the near future to engage in administrative tasks and the development of our first “urban barn” facility in Montreal, Quebec, Canada. Once we have entered into definitive agreements to distribute our produce, we anticipate hiring additional employees to operate this facility and engaging various consultants to provide legal, accounting, and marketing services to us.

Item 1A.	Risk Factors

Risks Related to Our Business

We are a Development Stage Company

We are an early stage company and may face various challenges confronting such companies, including, for example, limited financial and other resources, inability to penetrate markets and recognize sufficient revenues, and the ability to attain profitability.

Moreover, we have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the developmental stage. Further, in the past, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $2,225,038 from inception to July 31, 2013 and incurred losses of approximately $1,698,739 during fiscal year ended July 31, 2013. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to develop our technology and facilities and products may be more than management currently anticipates; and (ii) we encounter greater costs associated with general and administrative expenses.

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

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of the date of this Annual Report, we have 153,546,396 shares of common stock issued and outstanding. Of the total number of shares of common stock issued and outstanding, certain stockholders are able to resell shares pursuant to a Registration Statement on S-8 filed with the Securities and Exchange Commission.

As of the date of this Annual Report, there are 150,537,473 outstanding shares of common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Any significant downward pressure on the price of our common stock as the selling stockholders sell their shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

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

The Sarbanes-Oxley Act, as well as the rules enacted by the SEC and the national stock exchanges as a result of the Sarbanes-Oxley Act, requires the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity and efficiency of corporate management and the securities markets and apply to securities which are listed on those exchanges. Because we have complied with many of the corporate governance provisions, our stockholders have limited protections. Certain of these corporate governance provisions are as follows: (i) establishment of an audit committee charter and appointment of members to the audit committee; (ii) adoption of an ethics code; (iii) conduct analysis of our internal and financial control procedures; and (iv) establishment of a compensation committee. Management intends to address these issues within our organizational structure during fiscal year 2013/2014 to ensure the best effective corporate governance and financial management. Management has adopted certain corporate governance practices as follows: (i) adherence to a clear ethical basis within all business operations; (ii) alignment of business goals with such ethical basis; (iii) strategic management which incorporates shareholder value; (iv) identifying corporate organizational structure to effect good corporate governance; and (v) creating reporting systems to provide transparency and accountability.

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

Our executive office is located at 234-10601 Southport Road SW, Calgary, Alberta, Canada, T2W 3M6. Our R&D/growing facility is located at 7170 Glover Drive, Milner, British Columbia, Canada V0X 1T0.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

FINRA OTC Bulletin Board
Quarter Ended	High	Low
July 31, 2013	$0.01	$0.01
April 30, 2013	$0.04	$0.04
January 31, 2013	$0.06	$0.05
October 31, 2012	$0.03	$0.01

Holders

As of November 8, 2013 there were 95 holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

On July 25, 2011 our board of directors approved the establishment of the 2011 Employee Stock and Option Plan which provides for the issuance of 7,000,000 shares or options to acquire our common stock to our directors, officers, employees and consultants. As of November 8, 2013, 6,500,000 shares had been issued.

Recent Sales of Unregistered Securities

We have not made any previously unreported sales to July 31, 2013.

Recent Purchases of Equity Securities by us and our Affiliated Purchases

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of November 8, 2013.

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

Liquidity and Capital Resources

As of July 31, 2013, we had cash of $29,617 and total assets of $341,388 compared to cash of $24,051 and total asset of $191,328 as of July 31, 2012. The decrease in cash is attributed to the fact that we incurred more operating costs during the year, which resulted in the greater use of cash. Our assets increased during the year due to additional purchases of property and equipment.

Our working capital deficit at July 31, 2013 was $588,107 compared with a working capital deficit of $359,950 at July 31, 2012. The increase in the working capital deficit was due to the fact that we financed our operating costs with the issuance of convertible debentures and common shares.

Since February 10, 2010 (inception) to July 31, 2013, our accumulated deficit was $2,225,038. We are dependent on the funds raised through our equity or debt financing, investing activities, and revenue generated through the sales of our products to fund our operations.

We anticipate that we will meet our ongoing cash requirements by retaining income as well as through equity or debt financing. We plan to cooperate with various individuals and institutions to acquire the financing required to produce and distribute our products and anticipate this will continue until we accrue sufficient capital reserves to finance all of our productions independently.

Cashflow from Operating Activities

During the year ended July 31, 2013, we used cash of $444,430 for operating activities compared with use of $164,965 during the year ended July 31, 2012. The increase in cash used for operating activities were attributed to the fact that we had more operating activity compared to prior year and raised more proceeds from financing compared to prior year, which allowed us to incur greater amounts of cash for operating activities.

Cashflow from Investing Activities

During the year ended July 31, 2013, we used cash of $121,704 for investing activities compared with the use of $104,853 during the year ended July 31, 2012. The increase in cash used for investing activities was due to the purchase of property and equipment for our R&D/growing facility.

Cashflow from Financing Activities

During the year ended July 31, 2013, we received cash of $571,700 from financing activities compared with the receipt of $260,962 from financing activities during the year ended July 31, 2012. The increase in cash provided from financing activities was due to $96,500 of proceeds, less finders’ fees paid of $1,000, from the issuance of convertible debentures which were issued at various times throughout the year and are unsecured, bears interest at 8% per annum, and is convertible into common shares at 45% of the weighted average share price of the three lowest trading transactions for the ten days prior to conversion, where the conversion option is applicable 180 days from the issuance of each convertible debenture. In addition, the Company also received $483,750, less finders’ fees paid of $7,550, of proceeds from the issuance of common shares compared with $125,462 during the year ended July 31, 2012.

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

	Potential	Estimated
Description	Completion Date	Expenses
		($)
Cost of Sales	12 months	514,531
Sales & Marketing	12 months	552,000
General & Administration	12 months	568,000
Depreciation	12 months	300,000
Total		1,934,531

Our general and administrative expenses for the year will consist of professional fees, office maintenance, communication expenses (cellular, internet, fax and telephone), bank charges, courier and postage costs, office supply costs and fees related to our website. Our professional fees will include legal, accounting and auditing fees related to our regulatory filings throughout the year.

Based on our planned expenditures, we require additional funds of $1,000,000 to proceed with our business plan over the next 12 months. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Results of Operations for the Years Ended July 31, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended July 31, 2013 and 2012.

Our operating results for the years ended July 31, 2013 and 2012 are summarized as follows:

	Year Ended
	July 31
	2013		2012

Revenue	$5,691	$	Nil

Depreciation	24,098		$17,110
Foreign exchange (gain) loss	(2,674)		$687
General and administrative	1,051,677		$167,323
Professional fees	165,035		$144,058
Research and development	43,720		$3,097

Revenues

We have not earned any revenues since inception.

Expenses

For the year ended July 31, 2013, we have total operating expenses of $1,281,856 compared to total operating expenses of $335,738 for the year ended July 31, 2012. The increase in operating expenses were attributed to the fact that we incurred more operating activity due to the commencement of production during the year, which was supported by the fact that we received more proceeds from financing activities.

Net Loss

Our net loss for the year ended July 31, 2013 was $1,698,739 compared to $353,320 for the year ended July 31, 2012. In addition to operating expenses during the year, we also incurred accretion expense of $132,798 relating to the beneficial conversion feature of convertible debentures, $7,716 of interest expense for interest incurred on the convertible debentures, and a loss of $273,897 for the change in the fair value of the derivative liabilities relating to the floating conversion price of our convertible debentures.

Since our inception on February 10, 2010 to July 31, 2013, we incurred net a loss of $2,090,053. Our net loss per share was $0.01 for the year ended July 31, 2013 and $0.01 for the year ended July 31, 2012.

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

July 31, 2013 and 2012

(Expressed in U.S. dollars)

Financial Statement Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Urban Barns Foods Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Urban Barns Foods Inc. (A Development Stage Company) as of July 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and accumulated from February 10, 2010 (date of inception) to July 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and accumulated from February 10, 2010 (date of inception) to July 31, 2013, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

November 12, 2013

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	July 31,	July 31,
	2013	2012
	$	$

ASSETS
Current assets
Cash	29,617	24,051
Accounts receivable	1,143	–
Amounts receivable	8,615	–
Inventory	1,049	–
Prepaid expenses and deposits	15,621	12,208
Total current assets	56,045	36,259
Deferred financing costs	2,863	4,438
Property and equipment (Note 3)	247,616	117,420
Intangible assets (Note 4)	34,864	33,211
Total assets	341,388	191,328

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities (Note 7)	216,297	175,898
Convertible debentures, net of unamortized discount of $nil (2012 - $23,522) (Note 5)	105,062	117,702
Derivative liabilities (Note 6)	8,286	21,249
Due to related parties (Note 7)	314,507	81,360
Total liabilities	644,152	396,209
Nature of operations and continuance of business (Note 1)
Commitments (Note 11)
Subsequent events (Note 13)
Stockholders’ deficit
Preferred stock Authorized: 100,000,000 preferred shares, par value $0.001
Issued and outstanding: nil shares	–	–
Common stock, Class A Authorized: 500,000,000 common shares, par value $0.001
Issued and outstanding: 153,546,367 and 58,823,618 shares, respectively	153,546	58,824
Common stock, Class B Authorized: 25,000,000 common shares, value of $0.001
Issued and outstanding: nil	–	–
Additional paid-in capital	2,024,755	258,394
Deferred compensation (Note 8)	(256,027)	–
Common stock issuable (Note 8)	–	4,200
Deficit accumulated during the development stage	(2,225,038)	(526,299)
Total stockholders’ deficit	(302,764)	(204,881)
Total liabilities and stockholders’ deficit	341,388	191,328

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)

			Accumulated
			from February
			10, 2010 (date
	Year Ended	Year Ended	of inception)
	July 31,	July 31,	to July 31,
	2013	2012	2013
	$	$	$

Revenue	5,691	–	5,691
Cost of sales	(1,132)	–	(1,132)

Gross margin	4,559	–	4,559

Operating expenses

Depreciation	24,098	17,110	47,537
Foreign exchange loss (gain)	(2,674)	687	(19,028)
General and administrative (Note 7)	1,051,677	167,323	1,249,171
Professional fees (Note 7)	165,035	144,058	327,438
Research and development	43,720	3,097	47,007
Write-down of property and equipment	–	3,463	3,463
Total operating expenses	1,281,856	335,738	1,655,588
Loss from operations	(1,277,297)	(335,738)	(1,651,029)
Other income (expense)
Accretion of discounts on convertible debentures (Note 5)	(132,798)	(12,202)	(145,000)
Amortization of deferred financing costs	(5,075)	(6,312)	(11,387)
Gain (loss) on change in fair value of derivative liabilities (Note 6)	(273,897)	6,251	(267,646)
Interest expense	(7,715)	(5,319)	(13,034)
Loss on settlement of accounts payable	(1,957)	–	(1,957)
Total other income (expense)	(421,442)	(17,582)	(439,024)
Net loss	(1,698,739)	(353,320)	(2,090,053)

Net loss per share, basic and diluted	(0.01)	(0.01)

Weighted average shares outstanding	135,472,634	57,096,450

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

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit) (continued)
(Expressed in U.S. dollars)

								Deficit
								Accumulated
	Common Stock				Additional	Common		During the
	Class A		Class B		Paid-In	Stock	Deferred	Development
	Shares	Amount	Shares	Amount	Capital	Issuable	Compensation	Stage	Total
	#	$	#	$	$	$	$	$	$
Balance, July 31, 2012	58,823,618	58,824	–	–	258,394	4,200	–	(526,299)	(204,881)
Shares issued for conversion of debenture and accrued interest	28,877,518	28,877	–	–	100,161	–	–	–	129,038
Shares issued for cash	31,475,000	31,475	–	–	452,275	–	–	–	483,750
Shares issued for consulting services	33,971,815	33,972	–	–	405,631	(4,200)	(256,027)	–	179,376
Shares issued to settle debt	398,416	398	–	–	22,223	–	–	–	22,621
Share issuance costs	–	–	–	–	(16,500)	–	–	–	(16,500)
Derivative liabilities relating to debentures converted to shares	–	–	–	–	404,360	–	–	–	404,360
Fair value of stock options granted	–	–	–	–	398,211	–	–	–	398,211
Net loss for the year	–	–	–	–	–	–	–	(1,698,739)	(1,698,739)
Balance, July 31, 2013	153,546,367	153,546	–	–	2,024,755	–	(256,027)	(2,225,038)	(302,764)

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

			Accumulated from
			February 10, 2010
	Year Ended	Year Ended	(date of inception)
	July 31,	July 31,	to July 31,
	2013	2012	2013
	$	$	$
Operating Activities
Net loss for the year	(1,698,739)	(353,320)	(2,090,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debentures	132,798	12,202	145,000
Amortization of deferred financing costs	5,075	6,312	11,387
Depreciation	24,098	17,110	47,537
Deferred compensation	(256,027)	–	(256,027)
Gain (loss) on change in fair value of derivative liabilities	273,897	(6,251)	267,646
Loss on settlement of accounts payable	1,957	–	1,957
Shares issued for consulting fees	435,403	67,200	502,603
Stock-based compensation	398,211	11,575	409,786
Write-down of property and equipment	–	3,463	3,463
Changes in operating assets and liabilities:
Accounts receivable	(1,143)	–	(1,143)
Amounts receivable	(8,615)	–	(8,615)
Inventory	(1,049)	–	(1,049)
Prepaid expenses and deposits	(3,413)	1,398	(5,371)
Accounts payable and accrued liabilities	27,920	73,823	109,328
Due to related parties	225,197	1,523	240,929
Net cash used in operating activities	(444,430)	(164,965)	(622,622)
Investing Activities
Purchase of intangible assets	–	(33,211)	(33,211)
Purchase of property and equipment	(121,704)	(71,642)	(254,167)
Cash acquired on recapitalization	–	–	1,774
Net cash used in investing activities	(121,704)	(104,853)	(285,604)
Financing Activities
Proceeds from issuance of convertible debentures	96,500	145,000	241,500
Proceeds from issuance of common shares	483,750	125,462	714,393
Share issuance costs	(8,550)	(9,500)	(18,050)
Net cash provided by financing activities	571,700	260,962	937,843
Increase (decrease) in cash	5,566	(8,856)	29,617
Cash, beginning of year	24,051	32,907	–
Cash, end of year	29,617	24,051	29,617
Non-cash investing and financing activities:
Shares issued for settlement of debt	22,621	–	22,621
Shares issued upon conversion of debentures	129,038	12,000	141,038
Conversion of Class B shares to Class A shares	–	–	50,000

Supplemental disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2013
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

On June 2, 2011, the Company closed a reverse takeover transaction with Non-Industrial Manufacture Inc. (“NIM”), a privately-held company incorporated on February 10, 2010, under the laws of the province of Alberta. In accordance with the transaction, the Company issued 2,500,000 shares of Class B common stock to the shareholders of NIM in exchange for 100% of the issued and outstanding shares of common stock of NIM.

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at July 31, 2013, the Company has not generated significant revenues, has a working capital deficit of $588,107 and has an accumulated deficit of $2,225,038. The continued operations of the Company are dependent on its ability to generate future cash flows from operations or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

	(a)	Basis of Presentation and Principles of Consolidation

The consolidated financial statements and the related notes of the Company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in United States dollars. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Urban Barns Foods (Canada) Inc., and Non-Industrial Manufacture Inc. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year-end is July 31.

	(b)	Use of Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the collectability of accounts and amounts receivable, valuation of inventory, useful life and recoverability of long-lived assets, valuation of convertible debentures, assumptions used to determine the fair value of stock-based compensation and derivative liabilities, and deferred income tax valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2013
(expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

	(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

	(d)	Accounts Receivable

Accounts receivable represents invoiced amounts to customers for the sale of agricultural products. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines allowance for doubtful accounts based upon historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. As of July 31, 2013, the Company had no allowances for doubtful accounts.

	(e)	Inventory

Inventory is comprised of seeds for growing agricultural products and is recorded at the lower of cost or net realizable value on a first-in first-out basis. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions.

	(f)	Property and Equipment

Property and equipment consists of production equipment and is stated at cost and amortized straight-line over five years.

	(g)	Intangible Assets

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

	(h)	Long-Lived Assets

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

	(i)	Revenue Recognition

The Company derives revenue from the sale of agricultural products. In accordance with ASC 605, Revenue Recognition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed and determinable, risk of ownership has passed to the customer, and collection is reasonably assured.

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2013
(expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

	(j)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2013 and 2012, the Company had no items that affected comprehensive loss.

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

	(l)	Income Taxes

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

As of July 31, 2013 and 2012, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company’s, or its wholly-owned subsidiary’s income tax returns for the years ended July 31, 2013 and 2012.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended July 31, 2013 and 2012, there were no charges for interest or penalties.

	(m)	Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share”, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if- converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at July 31, 2013, the Company had 16,959,908 (2012 – 1,722,222) potentially dilutive shares outstanding.

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2013
(expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

	(n)	Financial Instruments and Fair Value Measures

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

The Company’s financial instruments consist principally of cash, accounts receivable, amounts receivable, accounts payable and accrued liabilities, convertible debentures, derivative liabilities, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations, with the exception of derivative liabilities which is a “Level 2” input.

(o)	Stock-based Compensation

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

(p)	Recent Accounting Pronouncements

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

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2013
(expressed in U.S. dollars)

3.	Property and Equipment

			July 31,	July 31,
			2013	2012
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$
Production equipment	299,225	51,609	247,616	117,420

4.	Intangible Assets

			July 31,	July 31,
			2013	2012
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Patent development costs	34,864	–	34,864	33,211

5.	Convertible Debentures

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

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the fair value of the embedded beneficial conversion feature of $27,500. On July 16, 2012, the Company issued 1,061,947 common shares pursuant to the conversion of $12,000. On October 16, 2012, the Company issued 2,804,878 common shares pursuant to the conversion of $11,500. On November 8, 2012, the Company issued 554,348 common shares pursuant to the conversion of the remaining $4,000 and accrued interest of $1,100. During the year ended July 31, 2013, the Company recorded accretion expense of $15,298 (2012 - $12,202). As of July 31, 2013, the carrying value of the convertible note was $nil (2012 - $202).

(b)

On February 9, 2012, the Company entered into six convertible promissory note agreements with non-related parties for $85,000. Pursuant to the agreement, the loans are unsecured, bear interest at 8% per annum, and are due on November 9, 2012. The loans are convertible into common shares at a conversion price equal to 45% of the average of the three lowest closing prices for the Company’s common shares in the ten trading days prior to conversion, at the option of the note holders, commencing on August 5, 2012.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the fair value of the embedded beneficial conversion feature of $85,000. On August 28, 2012, the Company issued 18,826,134 common shares pursuant to the conversion of $85,000. During the year ended July 31, 2013, the Company recorded accretion expense of $85,000 (2012 - $nil). As of July 31, 2013, the carrying value of the convertible note was $nil (2012 - $85,000).

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2013
(expressed in U.S. dollars)

5.	Convertible Debentures (continued)

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

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the fair value of the embedded beneficial conversion feature of $4,338. On October 16, 2012, the Company issued 6,692,158 common shares pursuant to the conversion of $27,438. During the year ended July 31, 2013, the Company recorded accretion expense of $32,500 (2012 - $nil). As of July 31, 2013, the carrying value of the convertible note was $5,062 (July 31, 2012 - $32,500).

(d)

On June 12, 2013, the Company entered into a convertible promissory note agreement for $100,000, less deferred financing charges of $3,500. Pursuant to the agreement, the loans are unsecured, bear interest at 8% per annum, and are due on March 14, 2014. The loans are convertible into common shares at a conversion price equal to 61% of the average of the three lowest closing prices for the Company’s common shares in the thirty-five trading days prior to conversion, at the option of the note holder, commencing on December 9, 2013. As at July 31, 2013, the carrying value of the convertible note was $100,000 (2012 - $nil).

6.	Derivative Liabilities

The conversion options of the convertible notes payable, as disclosed in Note 5, are required to be record as derivatives at their estimated fair values on each balance sheet date with changes in fair value reflected in the statements of operations.

The fair value of the derivative liabilities for the January 4, 2012, February 9, 2012 and March 30, 2012 convertible notes were $27,500, $123,484 and $44,844 on vesting, respectively. The fair values as at July 31, 2013 and 2012 are as follows:

	July 31,	July 31,
	2013	2012
	$	$
Derivative liabilities:
January 2012 convertible debenture	–	21,249
March 2012 convertible debenture	8,286	–
	8,286	21,249

During the year ended July 31, 2013, the Company recorded a loss on the change in fair value of the derivative liabilities of $273,897 (2012 – gain of $6,251)

The fair value of the derivative financial liabilities was determined using the Black-Scholes option pricing model using the following assumptions:

		Risk-free	Expected	Expected
	Expected	Interest	Dividend	Life (in
	Volatility	Rate	Yield	years)

At the issuance date:
January 2012 convertible debenture	213%	0.10%	0%	0.26
February 2012 convertible debenture	229%	0.11%	0%	0.26
March 2012 convertible debenture	178%	0.11%	0%	0.30

As at July 31, 2013:
March 2012 convertible debenture	167%	0.11%	0%	0.43

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2013
(expressed in U.S. dollars)

7.	Related Party Transactions

	(a)	As at July 31, 2013, the Company owed $120,079 (2012 - $52,809) to directors and officers of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)

As at July 31, 2013, the Company owed $48,605 (2012 - $nil) to the President of Company. The amounts owing are unsecured, bears interest at 8% per annum, and due on May 1, 2014. During the year ended July 31, 2013, the Company incurred interest expense of $2,623 (July 31, 2012 - $nil), which has been recorded in accounts payable and accrued liabilities.

	(c)	As at July 31, 2013, the Company owed $nil (2012 - $3,351) to a company controlled by an officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(d)

As at July 31, 2013, the Company owed $101,649 (2012 - $nil) to a company controlled by the former President of the Company. The amounts owing are unsecured, bears interest at 8% per annum, and due on May 1, 2014. During the year ended July 31, 2013, the Company incurred interest expense of $6,145 (2012 - $nil), which has been recorded in accounts payable and accrued liabilities.

(e)

As at July 31, 2013, the Company owed $45,900 (2012 - $25,200) for amounts owing to the spouse of the President of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

	(f)	As at July 31, 2013, the Company had $1,726 (2012 - $nil) of amounts owing from the Vice President of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(g)

As at July 31, 2013, the Company owed $77,255 (2012 - $98,162) to a company controlled by a director and officer of the Company, which has been recorded in accounts payable and accrued liabilities. The amount owing is unsecured, non-interest bearing, and due on demand.

(h)

During the year ended July 31, 2013, the Company incurred consulting fees of $24,000 (2012 - $nil) to the children of the President of the Company, which has been recorded in accounts payable and accrued liabilities. The amounts owing are unsecured, non-interest bearing, and due on demand.

	(i)	As at July 31, 2013, the Company had deferred compensation of $256,027 (2012 - $nil) incurred to directors and officers of the Company.

	(j)	During the year ended July 31, 2013, the Company incurred professional fees of $22,500 (2012 - $21,600) to the spouse of the President of the Company.

	(k)	During the year ended July 31, 2013, the Company incurred consulting fees of $186,549 (2012 - $19,020) to directors and officers of the Company.

	(l)	During the year ended July 31, 2013, the Company incurred rent expense of $32,532 (2012 - $15,551) to a company controlled by the former President of the Company.

	(m)	During the year ended July 31, 2013, the Company incurred rent expense of $13,109 (2012 - $nil) to the President of the Company.

	(n)	During the year ended July 31, 2013, the Company incurred finders’ fees of $7,950 (2012 - $nil) to the Chief Financial Officer of the Company.

	(o)	During the year ended July 31, 2013, the Company incurred finders’ fees of $7,550 (2012 - $nil) to a company controlled by a director of the Company.

	(p)	On November 1, 2012, the Company granted 15,000,000 stock options with a fair value of $373,053 to directors and officers of the Company.

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2013
(expressed in U.S. dollars)

8.	Common Stock

Share transactions for the year ended July 31, 2013:

	(a)	On August 6, 2012, the Company issued 120,000 shares of Class A common stock for consulting services with a fair value of $4,200, which was recorded in common stock issuable as of July 31, 2012.

	(b)	On August 28, 2012, the Company issued 18,826,134 shares of Class A common stock pursuant to the conversion of $85,000 of convertible debentures, as described in Note 5(b).

(c)

On September 13, 2012, the Company issued 30,000,000 shares of Class A common stock for consulting services with a fair value of $300,000 to officers and directors of the Company. As of July 31, 2013, $256,027 of the amount was recorded in deferred compensation over a period of three years from the date of the issuance.

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

(g)

On October 23, 2012, the Company issued 2,000,000 shares of Class A common stock at $0.025 per share for proceeds of $50,000. The Company incurred a finders’ fee of $2,500 in conjunction with the private placement.

(h)

On November 8, 2012, the Company issued 554,348 shares of Class A common stock pursuant to the conversion of $4,000 of the convertible debenture and $1,100 of accrued interest, as described in Note 5(a).

	(i)	On November 21, 2012, the Company issued of 3,000,000 shares of Class A common stock with a fair value of $120,000 for consulting services.

	(j)	On March 6, 2013, the Company issued 128,500 shares of Class A common stock to settle accounts payable of $6,425.

	(k)	On March 20, 2013, the Company issued 851,815 shares of Class A common stock with a fair value of $15,403 for consulting services.

(l)

On March 25, 2013, the Company issued 269,916 shares of Class A common stock with a fair value of $16,195 to settle accounts payable of $14,238 which resulted in a loss on settlement of debt of $1,957.

	(m)	On May 17, 2013, the Company issued 3,475,000 shares of Class A common stock at $0.05 per share for proceeds of $173,750, less a finders’ fee of $1,000.

Share transactions for the year ended July 31, 2012:

(n)

On August 8, 2011, the Company issued 3,400,000 shares of Class A common stock pursuant to the exercise of stock options for proceeds of $510,000 of which $82,962 was received and the remaining balance of $427,038 was written off as amounts were deemed to be uncollectible.

	(o)	On August 8, 2011, the Company issued 1,700,000 shares of Class A common stock pursuant to the exercise of stock options for proceeds of $42,500.

	(p)	On August 9, 2011, the Company issued 951,000 shares of Class A common stock with a fair value of $19,020 to management and directors of the Company for consulting services.

	(q)	On August 9, 2011, the Company issued 449,000 shares of Class A common stock with a fair value of $8,980 for consulting services.

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2013
(expressed in U.S. dollars)

8.	Common Stock (continued)

Share transactions for the year ended July 31, 2012: (continued)

(r) On February 22, 2012, the Company issued 1,000,000 shares of Class A common stock with a fair value of $35,000 for consulting services.

(s) On July 16, 2012, the Company issued 1,061,947 shares of Class A common stock pursuant to the conversion of $12,000 of the convertible debenture, as described in Note 6(a).

(t) As at July 31, 2012, the Company had 120,000 shares of Class A common stock issuable with a fair value of $4,200. The shares were issued on August 6, 2012. Refer to Note 8(a).

9.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		Average
		Exercise
	Number of	Price
	Warrants	$
Balance, July 31, 2011	1,500	222

Expired	(1,500)	222
Balance, July 31, 2012 and 2013	–	–

10.	Stock Options

The Company has adopted a stock option plan pursuant to which options may be granted to directors, officers, employees and consultants of the Company to a maximum of 25,000,000 shares issued and outstanding at the time of the grant. The exercise price and the vesting terms of each option is equal to the market price on the date of the grant.

On November 1, 2012, the Company granted 15,000,000 stock options at an exercise price of $0.10 per share expiring on November 1, 2022. All stock options were vested immediately. The fair value for these stock options was $373,052, and was estimated at the date of grant using the Black-Scholes option- pricing model assuming a weighted average expected life of 10 years, a risk-free rate of 1.75%, an expected volatility of 215%, and no dividend yield. The weighted average fair value of stock options granted was $0.10 per share.

On February 1, 2013, the Company granted 50,000 stock options to a consultant for services. The stock options have an exercise price of $0.10 per share, vests immediately, and expired on July 31, 2013. The fair value for these stock options was $1,450, and was estimated at the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected life of six months, a risk-free rate of 0.11%, an expected volatility of 291%, and no dividend yield. The weighted average fair value of stock options granted was $0.10 per share.

On February 1, 2013, the Company granted 200,000 stock options to a consultant for services. The stock options have an exercise price of $0.10 per share, vests immediately, and expire on January 31, 2014. The fair value for these stock options was $7,302, and was estimated at the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected life of one year, a risk- free rate of 0.15%, an expected volatility of 259%, and no dividend yield. The weighted average fair value of stock options granted was $0.10 per share.

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2013
(expressed in U.S. dollars)

10.	Stock Options (continued)

On February 18, 2013, the Company granted 200,000 stock options to a consultant for services. The stock options have an exercise price of $0.10 per share, vests immediately, and expire on August 17, 2013. The fair value for these stock options was $5,799, and was estimated at the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected life of six months, a risk-free rate of 0.13%, an expected volatility of 291%, and no dividend yield. The weighted average fair value of stock options granted was $0.10 per share.

On April 24, 2013, the Company granted 400,000 stock options to a consultant for services. The stock options have an exercise price of $0.10 per share, vests immediately, and expire on April 23, 2014. The fair value for these stock options was $10,608, and was estimated at the date of grant using the Black- Scholes option-pricing model assuming a weighted average expected life of one year, a risk-free rate of 0.13%, an expected volatility of 244%, and no dividend yield. The weighted average fair value of stock options granted was $0.10 per share.

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Aggregate
		average	intrinsic
	Number	exercise price	value
	of options	$	$
Outstanding, July 31, 2011	–	–	–
Granted	5,100,000	0.11
Exercised	(5,100,000)	0.11
Outstanding, July 31, 2012	–	–	–

Granted	15,850,000	0.10
Expired	(50,000)	0.10
Outstanding, July 31, 2013	15,800,000	0.10	–

Additional information regarding stock options as of July 31, 2013, is as follows:

Outstanding and exercisable
Weighted
		average	Weighted
Range of		remaining	average
exercise prices	Number of	contractual life	exercise price
$	shares	(years)	$

0.10	15,800,000	8.8	0.10

11.	Commitments

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

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2013
(expressed in U.S. dollars)

11.	Commitments (continued)

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

v.	The Company agreed to pay a monthly fee of $4,000 as compensation for his role as a member of the Board of Directors for a one-year term upon the closing of a minimum of $1,000,000 raised.

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

(d)

On February 15, 2013, the Company entered into a consulting agreement for consulting and financing services for a period of one year. Under the terms of the agreement, the consultant will provide assistance with consulting and obtaining additional financing for the Company in exchange for a finders’ fee of 5% in cash and 2.5% in share purchase warrants, exercisable at $0.10 per share and expiring twelve months from the grant date, for all funds raised, 3% in cash for closing of convertible debentures, and 1% in cash on the successful closing of a revolving credit facility. This agreement expires on February 14, 2014.

(e)

On June 11, 2013, the Company entered into a one year non-exclusive placement agent agreement. Under the terms of the agreement, the consultant will obtain financing for the Company in exchange for a finders’ fee of 10% in cash of equity funds raised up to $3,000,000 and 8% in cash of equity funds raised between $3,000,000 and $5,000,000, and 6% in cash of equity funds raised over $5,000,000. The Company also agreed to issue to the consultant warrants equal to 3% of the number of shares purchased by investors, which are exercisable at $0.07 per share for a period of 36 months from the issuance date.

(f)

On June 17, 2013, the Company entered into a six-month financial agent agreement. Under the terms of the agreement, the consultant will obtain financing up to $6,000,000 in either debt financing, convertible debentures, equity financing, bank financing or any other securities, for the Company in exchange for a financing fee equal to 2% on any funds raised through certain specified individuals, 10% of any equity funds raised up to $3,000,000, 8% of any convertible debt funds raised up to $3,000,000, 8% of any equity funds raised between $3,100,000 and $5,000,000 and 6% of any funds raised over $5,000,000 from investors. The Company also agreed to issue to the consultant warrants with the option to purchase one share of common stock for each warrant exercisable for a period of three years at an exercise price of $0.07 per share with the number of warrants to be issued to be 3% of the aggregate amount invested by investors divided by $0.07. If the warrants are not exercised within two years, the Company can call the warrants in the event of any other liquidity of financing event that is completed or if the Company’s shares are trading at a premium of 200% to the exercise price of $0.21 or greater for thirty trading days or more.

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2013
(expressed in U.S. dollars)

12.	Income Taxes

The Company has net operating losses carried forward of $1,532,374 available to offset taxable income in future years which expires in beginning in fiscal 2030.

The Company is subject to United States federal and state income taxes and Canadian federal and provincial taxes. The reconciliation of the provision for income taxes compared to the Company’s income tax expense as reported is as follows:

	2013	2012
	$	$
Income tax recovery at statutory rate	(530,912)	(101,867)
Permanent differences and other	269,512	4,062
Change in enacted tax rates	(9,873)	1,442
Valuation allowance change	271,273	96,363
Provision for income taxes	–	–

The significant components of deferred income taxes and assets as at July 31, 2013 and 2012 are as follows:

	2013	2012
	$	$
Net operating losses carried forward	553,355	273,797
Property and equipment	(10,398)	(2,113)
Valuation allowance	(542,957)	(271,684)
Net deferred income tax asset	–	–

As at July 31, 2013, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

13.	Subsequent Events

(a)

On September 17, 2013, the Company entered into a convertible promissory note agreement for $32,500, less deferred financing charges of $2,500. Pursuant to the agreement, the note is unsecured, bears interest at 8% per annum, and are due on June 19, 2014. The note is convertible into common shares at a conversion price equal to 61% of the average of the three lowest closing prices for the Company’s common shares in the thirty-five trading days prior to conversion, at the option of the note holder, commencing on March 16, 2013.

	(u)	On October 16, 2013, the Company issued 67,567,567 common shares at $0.0148 per share for proceeds of $1,000,000. The Company paid finders’ fees of $80,000 in conjunction with the private placement.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements or reportable events in connection with any changes in accountants undertaken by us.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of July 31, 2013, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective as of the evaluation date.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, and position of our executive officers and directors of as of November 8, 2013.

Name	Age	Position
Daniel Meikleham	69	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director
Robyn Jackson	67	Director
Richard T. Groome	55	Director
Ned Goodman	76	Director
Horst Hueniken	55	Director

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

Daniel Meikleham, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director Daniel Meikleham has been our Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer since November 27, 2009. He has also been our Director since September 21, 2009. He is a co-creator of the Urban Barns Foods Inc. business concept.

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

Robyn Jackson, Director

Robyn Jackson has been a Director since December 4, 2009.

Mr. Jackson founded Robyn’s Transportation & Distribution Services Ltd. (formerly Robyn’s Trucking) in Alberta, Canada in 1976. For 33 years served as its President and Chief Executive Officer and built the company into a niche refrigerated shipper of food and propagated plants, with annual revenues of more than CAD$17,000,000. Mr. Jackson’s former company owned five refrigerated distribution facilities across Western Canada, employed more than 60 professional drivers and shipped food products and plants to all Wal-Mart, Sobeys and Canadian Tire stores in Canada located west of Thunder Bay, Ontario. It also delivered goods to Canadian Superstore and Safeway warehouses across Western Canada.

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

Horst Hueniken, Director

For the past 25 years, Mr. Hueniken has served as Managing Director, Research Analyst, and Portfolio Manager of a number of corporations on the buy- and sell-sides of the investment management and investment dealer businesses. Since January of 2009, he has focused on investments in the agriculture and aquaculture sectors, globally.

From July 2012 to the current date, Mr. Hueniken has been a Vice President and Portfolio Manager at Goodman & Company, Investment Counsel Inc., where he is responsible for investing the firm’s capital in private and public firms across the entire agricultural and aquaculture value chains. Prior to that, from October 2011 through May 2012, Mr. Hueniken was a self-employed Portfolio Manager, where he spearheaded the launch of Hybrid Global Agriculture, a fund for accredited investors seeking agricultural sector exposure. From September 2002 through to September 2011, Mr. Hueniken was a Managing Director and Research Analyst with Stifel, Nicolaus & Company, Inc. as well as two of its predecessor firms.

Mr. Hueniken earned a Masters of Business Administration in 1987 at Richard Ivey School of Business, London, Ontario, and earned a Bachelor of Applied Science in Mechanical Engineering in 1982 from the University of Waterloo, Ontario. Mr. Hueniken earned the designation of Chartered Financial Analyst in 1992, and he is currently registered with the Ontario Securities Commission as portfolio manager. Mr. Hueniken is also Chairman of the board of directors of AgriMarine Holdings Inc., and a non-executive director on the boards of directors of Blue Goose Capital Corp., Xylitol Canada Inc., and Liberty Resources Limited.

Ned Goodman, Director

Mr. Goodman has over four decades of investment experience as a securities analyst, portfolio manager, and senior executive. He is director, President and Chief Executive Officer of Dundee Corporation, a Canadian holding company listed on the Toronto Stock Exchange under the symbol “DC.A”. He has an established reputation as one Canada’s most successful investment counselors, and is Chief Investment Officer of Dundee Corporation’s investment fund management subsidiary, Goodman & Company, Investment Counsel Inc.

Mr. Goodman has a Bachelor of Science degree from McGill University and a Master of Business Administration from the University of Toronto. He earned the designation of Chartered Financial Analyst in 1967. In 1997, he was awarded a Doctorate of Laws, honoris causa, by Concordia University and is Chancellor of Brock University. Mr. Goodman is founder and benefactor of the Goodman Institute of Investment Management—a graduate school for investment management at Concordia University. In 2012, The Goodman Family Foundation established both the Goodman School of Business at Brock University and the Goodman School of Mines at Laurentian University in honour of Ned Goodman.

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

Conflicts of Interest

Except for Dan Meikleham, Richard Groome and Robyn Jackson, our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended July 31, 2013, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

Our Code of Business Conduct and Ethics is being filed with the Securities and Exchange Commission as Exhibit 14.1 to our Registration Statement on Form S-1. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Urban Barns Foods Inc., 234-10601 Southport Road SW, Calgary, Alberta, T2W 3M6, Canada.

Item 11.	Executive Compensation

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Directors and Executives of our company. None of our other executive officers received compensation in excess of $100,000 during the fiscal year ended July 31, 2013.

Summary Compensation

						Non-
						Equity
						Incentive	Non-qualified
						Plan	Deferred	All Other
				Stock	Option	Compensa	Compensatio	Compen
Name and Principal		Salary	Bonus	Awards	Awards	tion	n Earnings	sa tion	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Daniel Meikleham,
President, CEO, CFO,	2013	45,000	0	0	124,350	0	0	0	169,350
Secretary, Treasurer
and Director (1)
	2012	0	0	0	0	0	0	0	0

	2013	45,000	0	200,000	124,350	0	0	0	369,350
Richard Groome,
Director (2)
	2012	0	0	0	0	0	0	0	0

	2013	7,600	0	50,000	0	0	0	0	57,600
Robyn Jackson,
Director (3)
	2012	0	0	0	0	0	0	0	0

Leo Benne, Chief	2013	45,000	0	0	124,350	0	0	0	169,350
Operations Officer/R&D
(4)	2012	0	0	0	0	0	0	0	0

	2013	0	0	0	0	0	0	0	0
Jacob Benne,
Former Director (5)
	2012	0	0	0	0	0	0	0	0

Cesar “Tito” Montilla,	2013	0	0	50,000	0	0	0	0	50,000
Jr.,
Former Director (6)	2012	0	0	0	0	0	0	0	0

(1)	Daniel Meikleham is our CEO, CFO, Director and Chairman of our Board of Director from December 4 2009 to present.
(2)	Richard Groome is a Director from June 25, 2012 to present.
(3)	Robyn Jackson is a Director from December 4 2009 to present.
(4)	Leo Benne is our Chief Operations Officer and heads our R&D operations.
(5)	Jacob Benne was our CEO and Director from December 4 2009 to October 2 2013.
(6)	Cesar “Tito” Montilla, Jr. was a Director from December 4, 2009 to October 31 2013.

We pay compensation of $5,000 per month to Daniel Meikleham and to Richard Groome for services as our directors. We also pay compensation of $5,000 per month to Leo Benne for services as an executive of our company.

Except for options granted to Daniel Meikleham, Richard Groome and Leo Benne, as provided below, our executive officers and directors did not receive any other compensation as directors or officers or any benefits.

Option Grants

We granted 15,000,000 options to purchase common stock at an exercise price of $0.10 to three of our named executive officers and directors from our inception to July 31, 2013.

Management Agreements

On September 13, 2012, the Company entered into executive service agreements with three directors of the Company. In accordance with the terms and provisions of the agreements, the Company issued 5,000,000 shares of Class A common stock to three directors. Furthermore, the Company issued an additional 15,000,000 share of Class A common stock to one of the directors for directly or indirectly introducing the Company to a third party who invests a minimum of $1,000,000 to the Company. In the event that the director should terminate the agreement by providing a notice of termination prior to the termination date, the director shall return to the Company an aggregate of 1,666,666 shares of Class A common stock for each twelve month period from the effective date that the agreement remains unfulfilled and unperformed.

On November 1, 2012, the Company entered into three consulting agreements with directors and officers of the Company. Each agreement pays each director and officer a consulting fee of $5,000 per month until November 1, 2017.

Compensation of Directors

Our directors received at total of $97,600 and 30,000,000 common shares as compensation for their services as directors from our inception to July 31, 2013. We will compensate our directors for their services in the future, and such directors are expected in the future to receive cash, shares of our common stock and/or options to purchase additional shares of our common stock as awarded by our Board of Directors or by any compensation committee that may be established.

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

Change of Control

As of November 8, 2013, we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 8, 2013 by: (i) each of our directors, (ii) each of our named executive officers and (iii) owners of 5% or more of our common shares. There was no other person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report on Form 10-K.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Jacob Benne (2) 7170 Glover Drive Milner, British Columbia Canada V0X 1T0	22,037,500 (3)	9.97
Common Stock	Daniel Meikleham (4) 12936 Elbow Drive SW Calgary, Alberta Canada T2W 6G6	22,062,500 (5)	9.98
Common Stock	Robyn Jackson (6) 72 Prestwick Estate Way SE Calgary, Alberta Canada T2Z 3Y9	6,150,000	2.78
Common Stock	Richard T. Groome (7) 1310 - 1155 University St Montreal, Quebec Canada H3B 3A7	22,600,000 (8)	10.22

Common Stock	Cesar Montilla (9) 1825 Miosotis Street,"Santa Maria", San Juan, Puerto Rico (USA), 00927	6,001,000	2.71
	All Officers and Directors as a Group	78,851,000	35.66

(1)	Based on 211,113,964 shares of our common stock issued and outstanding as of November 8, 2013.
(2)	Jacob Benne is our former President, former Chief Executive Officer and former Director (retired October 2, 2013).
(3)	Includes 21,775,000 shares held by the Benne Family Trust, a trust over which Mr. Benne has sole voting and investment power.
(4)	Daniel Meikleham is our current Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director.
(5)	Includes 21,800,000 shares held by the Meikleham Family Trust, a trust over which Mr. Meikleham has shared voting and investment power.
(6)	Robyn Jackson is our Director.
(7)	Richard T. Groome is our Director.
(8)

Includes 20,000,000 shares held by Notre-Dame Capital Inc., a company over which Mr. Groome has sole voting and investment power, 1,500,000 shares held by Roxy & Bear Investments, a company over which Mr. Groome has shared voting and investment power with his wife, 50,000 shares held by Alexandra Groome, Mr. Groome’s daughter, and 50,000 shares held by Ryan Groome, Mr. Groome’s son.

(9)	Cesar Montilla is a former Director (retired October 31, 2013).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Our research and development is conducted by Jacob Benne, our former CEO/Director (now retired) at our R&D/growing facility. Under this program, we have spent $43,720 classified as research and development, $34,864 for patent protection filings and $247,616 for R&D growing machines and systems as of July 31, 2013.

As at July 31, 2013, we owed $168,684 (2012 - $52,809) to directors and officers of the Company, $46,900 (2012 - $25,200) to the spouse of the President of the Company, and $178,904 (2012 - $101,513) to companies controlled by officers and directors of the Company. $150,254 of these related party amounts are unsecured, 8% interest bearing and due on May 1, 2014, with the remaining related party amounts being unsecured, non-interest bearing and due on demand.

Item 14.	Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2013 and for fiscal year ended July 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31
	2013 ($)	2012 ($)
Audit Fees	26,400	25,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	26,400	25,000

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

Exhibits

Exhibit	Exhibit
Number	Description
2.1	Share Exchange Agreement with Non Industrial Manufacture Inc. dated May 2, 2011 (Incorporated by reference to our Current Report on Form 8-K/A filed on June 2, 2011)
3.1	Articles of Incorporation of Urban Barns Foods Inc. (formerly HL Ventures Inc.) (Incorporated by reference to our Registration Statement on Form SB-2 filed on September 6, 2007)
3.2	Certificate of Amendment filed with the Nevada Secretary of State on June 28, 2011 (Incorporated by reference to our Current Report on Form 8-K filed on July 25, 2011)
3.3	Bylaws of Urban Barns Foods Inc. (formerly HL Ventures Inc.) (Incorporated by reference to our Registration Statement on Form SB-2 filed on September 6, 2007)
4.1	Form of Share Certificate (Incorporated by reference to our Registration Statement on Form SB-2 filed on September 6, 2007)
14.1	Code of Ethics (Incorporated by reference to our Registration Statement filed on Form S-1 June 3, 2010)

21	List of Subsidiaries: Urban Barns Foods Inc., an Canadian Company, Non-Industrial Manufacture, an Alberta, Canada Company.
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification Principal Financial Officer

*filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN BARNS FOODS INC.

Date: November 13, 2013	By:	/s/ Daniel Meikleham
Daniel Meikleham
Chief Executive Officer, Chief Financial Officer,
Secretary, Treasurer and Director
(Principal Financial Officer and Principal
Accounting Officer)

Date: November 13, 2013		/s/ Robyn Jackson
Robyn Jackson
Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Daniel Meikleham		November 13, 2013
Daniel Meikleham	Chief Executive Officer, Chief
Financial Officer, Secretary,
Treasurer and Director

/s/ Robyn Jackson		November 13, 2013
Robyn Jackson	Director

/s/ Richard T. Groome		November 13, 2013
Richard T. Groome	Director

/s/ Ned Goodman		November 13, 2013
Ned Goodman	Director

/s/ Horst Hueniken		November 13, 2013
Horst Hueniken	Director