Form 10-Q
period 2013-10-31
Urban Barns Foods Inc.
filed 2013-12-17
CIK 1410253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

Commission file number: 000-53942

URBAN BARNS FOODS INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Office 205 – 290 Lakeshore Road
Pointe-Claire, Quebec, Canada H9S 4L3	514-907-4989
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

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
[   ] Yes      [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 16, 2013 the registrant’s outstanding common stock consisted of 221,113,964 shares.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

The unaudited interim financial statements of Urban Barns Foods Inc. (the “Company”, “Urban Barns”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Financial Statements
For the period ended October 31, 2013
(Expressed in U.S. dollars)
(unaudited)

Financial Statement Index

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	October 31,	July 31,
	2013	2013
	$	$
	(unaudited)
ASSETS

Current assets
Cash	1,060,006	29,617
Accounts receivable	1,128	1,143
Amounts receivable	9,344	8,615
Inventory	1,049	1,049
Prepaid expenses and deposits	14,181	15,621
Total current assets	1,085,708	56,045

Deferred financing costs	1,693	2,863
Property and equipment (Note 3)	233,034	247,616
Intangible assets (Note 4)	34,631	34,864
Total assets	1,355,066	341,388

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities (Note 7)	340,806	216,297
Convertible debentures, net of unamortized discount of $nil (2013 - $105,062) (Note 5)	137,562	105,062
Derivative liabilities (Note 6)	12,521	8,286
Due to related parties (Note 7)	423,138	314,507
Total liabilities	914,027	644,152
Nature of operations and continuance of business (Note 1)
Commitments (Note 10)
Subsequent events (Note 11)
Stockholders’ equity (deficit)
Preferred stock
Authorized: 100,000,000 preferred shares, par value $0.001 Issued and outstanding: nil shares	–	–
Common stock, Class A
Authorized: 500,000,000 common shares, par value $0.001 Issued and outstanding: 221,113,964 and 153,546,367 shares, respectively	221,114	153,546
Common stock, Class B
Authorized: 25,000,000 common shares, value of $0.001 Issued and outstanding: nil	–	–
Additional paid-in capital	2,877,187	2,024,755
Deferred compensation (Note 8)	(93,425)	(256,027)
Deficit accumulated during the development stage	(2,563,837)	(2,225,038)
Total stockholders’ equity (deficit)	441,039	(302,764)
Total liabilities and stockholders’ equity (deficit)	1,355,066	341,388

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

			Accumulated
			from February
	For the Three	For the Three	10, 2010 (date
	Months Ended	Months Ended	of inception)
	October 31,	October 31,	to October 31,
	2013	2012	2013
	$	$	$

Revenue	–	–	5,691
Cost of sales	–	–	(1,132)
Gross margin	–	–	4,559

Operating expenses
Depreciation	14,582	7,334	62,119
Foreign exchange gain	(1,799)	(313)	(20,827)
General and administrative (Note 7)	261,415	74,160	1,510,586
Professional fees (Note 7)	37,189	43,596	364,627
Research and development	4,218	994	51,225
Write-down of property and equipment	–	–	3,463
Total operating expenses	315,605	125,771	1,971,193
Loss from operations	(315,605)	(125,771)	(1,966,634)
Other income (expense)
Accretion of discounts on convertible debentures (Note 5)	–	(127,822)	(145,000)
Amortization of deferred financing costs	(1,170)	(3,103)	(12,557)
Gain (loss) on change in fair value of derivative liabilities (Note 6)	(4,235)	132,050	(271,881)
Interest expense	(17,789)	(1,365)	(30,823)
Loss on settlement of accounts payable	–	–	(1,957)
Total other income (expense)	(23,194)	(240)	(462,218)
Net loss	(338,799)	(126,011)	(2,428,852)

Net loss per share, basic and diluted	–	–

Weighted average shares outstanding	160,890,668	91,950,228

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit) (continued)
(Expressed in U.S. dollars)

							Deficit
							Accumulated
	Common Stock				Additional		During the
	Class A		Class B		Paid-In	Deferred	Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total
	#	$	#	$	$	$	$	$
Balance, July 31, 2013	153,546,367	153,546	–	–	2,024,755	(256,027)	(2,225,038)	(302,764)
Shares issued for cash	67,567,597	67,568	–	–	932,432	–	–	1,000,000
Share issuance costs	–	–	–	–	(80,000)	–	–	(80,000)
Deferred compensation costs	–	–	–	–	–	162,602	–	162,602
Net loss for the period	–	–	–	–	–	–	(338,799)	(338,799)
Balance, October 31, 2013 (unaudited)	221,113,964	221,114	–	–	2,877,187	(93,425)	(2,563,837)	441,039

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

			Accumulated from
	For the Three	For the Three	February 10, 2010
	Months Ended	Months Ended	(date of inception)
	October 31,	October 31,	to October 31,
	2013	2012	2013
	$	$	$
Operating Activities
Net loss for the year	(338,799)	(126,011)	(2,428,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debentures	–	127,822	145,000
Amortization of deferred financing costs	1,170	3,103	12,557
Depreciation	14,582	7,334	62,119
Deferred compensation	162,602	(143,425)	(93,425)
Gain (loss) on change in fair value of derivative liabilities	4,235	(132,050)	271,881
Loss on settlement of accounts payable	–	–	1,957
Shares issued for consulting fees	–	300,000	502,603
Stock-based compensation	–	–	409,786
Write-down of property and equipment	–	–	3,463
Changes in operating assets and liabilities:
Accounts receivable	15	–	(1,128)
Amounts receivable	(729)	–	(9,344)
Inventory	–	–	(1,049)
Prepaid expenses and deposits	1,440	(147,802)	(3,931)
Accounts payable and accrued liabilities	44,742	18,972	154,070
Due to related parties	60,207	12,909	301,136
Net cash used in operating activities	(50,535)	(79,148)	(673,157)
Investing Activities
Purchase of intangible assets	–	–	(33,211)
Purchase of property and equipment	–	–	(254,167)
Cash acquired on recapitalization	–	–	1,774
Net cash used in investing activities	–	–	(285,604)
Financing Activities
Proceeds from issuance of convertible debentures	32,500	–	274,000
Proceeds from related parties	48,424	–	48,424
Proceeds from issuance of common shares	1,000,000	310,000	1,714,393
Share issuance costs	–	(15,500)	(18,050)
Net cash provided by financing activities	1,080,924	294,500	2,018,767
Increase in cash	1,030,389	215,352	1,060,006
Cash, beginning of period	29,617	24,051	–
Cash, end of period	1,060,006	239,403	1,060,006
Non-cash investing and financing activities:
Shares issued for settlement of debt	–	–	22,621
Shares issued upon conversion of debentures	–	129,038	141,038
Conversion of Class B shares to Class A shares	–	–	50,000
Supplemental disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

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

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at October 31, 2013, the Company has not generated significant revenues, and has an accumulated deficit of $2,428,852. The continued operations of the Company are dependent on its ability to generate future cash flows from operations or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts receivable represents invoiced amounts to customers for the sale of agricultural products. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines allowance for doubtful accounts based upon historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. As of October 31 and July 31, 2013, the Company had no allowances for doubtful accounts.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31 and July 31, 2013, the Company had no items that affected comprehensive loss.

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

As of October 31, 2013 and 2012, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the year ended July 31, 2013, there were no charges for interest or penalties.

	(m)	Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share”, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at October 31, 2013, the Company had 16,162,461 (July 31, 2013 – 16,959,908) potentially dilutive shares outstanding.

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

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

3.	Property and Equipment

			October 31,	July 31,
			2013	2013
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$
Production equipment	299,225	66,191	233,034	247,616

4.	Intangible Assets

			October 31,	July 31,
			2013	2013
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$
Patent development costs	34,631	–	34,631	34,864

5.	Convertible Debentures

(a)

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

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the fair value of the embedded beneficial conversion feature of $4,338. On October 16, 2012, the Company issued 6,692,158 common shares pursuant to the conversion of $27,438. During the year ended July 31, 2013, the Company recorded accretion expense of $32,500 (2012 - $nil). As of October 31, 2013, the carrying value of the convertible note was $5,062.

(b)

On June 12, 2013, the Company entered into a convertible promissory note agreement for $100,000, less deferred financing charges of $3,500. Pursuant to the agreement, the loans are unsecured, bear interest at 8% per annum, and are due on March 14, 2014. The loans are convertible into common shares at a conversion price equal to 61% of the average of the three lowest closing prices for the Company’s common shares in the thirty-five trading days prior to conversion, at the option of the note holder, commencing on December 9, 2013. As at October 31, 2013, the carrying value of the convertible note was $100,000.

(c)

On September 17, 2013, the Company entered into a convertible promissory note agreement for $32,500, less deferred financing charges of $2,500. Pursuant to the agreement, the loans are unsecured, bear interest at 8% per annum, and are due on June 19, 2014. The loans are convertible into common shares at a conversion price equal to 61% of the average of the three lowest closing prices for the Company’s common shares in the thirty-five trading days prior to conversion, at the option of the note holder, commencing on March 16, 2014. As at October 31, 2013, the carrying value of the convertible note was $32,500.

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

The fair value of the derivative liabilities for the January 4, 2012, February 9, 2012 and March 30, 2012 convertible notes were $27,500, $123,484 and $44,844 on vesting, respectively. The fair values as at October 31 and July 31, 2013 are as follows:

	October 31,	July 31,
	2013	2013
	$	$
Derivative liabilities:
March 2012 convertible debenture	12,521	8,286

During the period ended October 31, 2013, the Company recorded a loss on the change in fair value of the derivative liabilities of $4,235 (2012 – gain of $132,050) The fair value of the derivative financial liabilities was determined using the Black-Scholes option pricing model using the following assumptions:

		Risk-free	Expected	Expected
	Expected	Interest	Dividend	Life (in
	Volatility	Rate	Yield	years)
At the issuance date:
March 2012 convertible debenture	178%	0.11%	0%	0.30
As at October 31, 2013:
March 2012 convertible debenture	270%	0.04%	0%	0.18

7.	Related Party Transactions

	(a)	As at October 31, 2013, the Company owed $167,845 (2013 - $120,079) to directors and officers of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)

As at October 31, 2013, the Company owed $47,945 (2013 - $48,605) to the President of Company. The amounts owing are unsecured, bears interest at 8% per annum, and due on May 1, 2014. During the period ended October 31, 2013, the Company incurred interest expense of $1,046 (2013 - $2,623), which has been recorded in accounts payable and accrued liabilities.

(c)

As at October 31, 2013, the Company owed $100,269 (2013 - $101,649) to a company controlled by the former President of the Company. The amounts owing are unsecured, bears interest at 8% per annum, and due on May 1, 2014. During the period ended October 31, 2013, the Company incurred interest expense of $2,187 (2013 - $6,145), which has been recorded in accounts payable and accrued liabilities.

	(d)	As at October 31, 2013, the Company owed $52,200 (2013 - $45,900) to the spouse of the President of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

	(e)	As at October 31, 2013, the Company had $6,463 owing to (2013 - $1,726 owing from) the Vice President of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(f)

As at October 31, 2013, the Company had $3,499 (2013 - $nil) of amounts owing to the President of the Company for expenses, which have been recorded in accounts payable. The amount owing is unsecured, non-interest bearing, and due on demand.

(g)

As at October 31, 2013, the Company owed $92,698 (2012 - $77,255) to a company controlled by the former President of the Company, which has been recorded in accounts payable and accrued liabilities. The amount owing is unsecured, non-interest bearing, and due on demand.

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

7.	Related Party Transactions (continued)

(h)

On October 22, 2013, the Company received $48,424 (Cdn$50,500) from a company controlled by the former President of the Company for financing of the intangible asset. In accordance with the agreement, the amount owing is unsecured, bears interest at 25% per annum for the first 90 days, 35% per annum between 91-365 days, 50% interest between 366-730 days, and is due on demand. As at October 31, 2013, the Company owed $60,531, comprised of $48,424 (Cdn$50,500) relating to the principal and $12,107 of accrued interest which has been recorded in accounts payable and accrued liabilities. If the amounts owing are not repaid before October 22, 2015, the company controlled by the former President of the Company will receive a 5% royalty on revenues generated by the license for a period of three years.

(i)

As at October 31, 2013, the Company owed $24,000 (2013 - $24,000) to the children of the President of the Company, which has been recorded in accounts payable and accrued liabilities. The amounts owing are unsecured, non-interest bearing, and due on demand.

	(j)	As at October 31, 2013, the Company had deferred compensation of $93,425 (July 31, 2013 - $256,027) incurred to directors and officers of the Company.

	(k)	During the period ended October 31, 2013, the Company incurred professional fees of $6,300 (2012 - $5,400) to the spouse of the President of the Company.

	(l)	During the period ended October 31, 2013, the Company incurred travel fees of $nil (2012 - $13,807) to directors and officers of the Company.

	(m)	During the period ended October 31, 2013, the Company incurred consulting fees of $57,603 (2012 - $156,575) to directors and officers of the Company.

(n)

During the period ended October 31, 2013, the Company incurred finders’ fees of $150,000 (2013 - $7,550) to a director of the Company. On October 21, 2013, the deferred compensation of $150,000 was expensed as the terms for the compensation expense were fulfilled.

8.	Common Stock

(a)

On October 21, 2013, the Company issued 67,567,597 shares of Class A common stock for proceeds of $1,000,000. The Company incurred a finders’ fee of $80,000 to a non-related party and $150,000 to a related party in conjunction with the private placement.

9.	Stock Options

The Company has adopted a stock option plan pursuant to which options may be granted to directors, officers, employees and consultants of the Company to a maximum of 25,000,000 shares issued and outstanding at the time of the grant. The exercise price and the vesting terms of each option is equal to the market price on the date of the grant.

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Aggregate
		average	intrinsic
	Number	exercise price	value
	of options	$	$
Outstanding, July 31, 2012	–	–	–
Granted	15,850,000	0.10
Expired	(50,000)	0.10
Outstanding, July 31, 2013	15,800,000	0.10	–
Expired	(200,000)	0.10
Outstanding, October 31, 2013	15,600,000	0.10	–

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

9.	Stock Options (continued)

Additional information regarding stock options as of October 31, 2013, is as follows:

Outstanding and exercisable
Weighted
		average	Weighted
Range of		remaining	average
exercise prices	Number of	contractual life exer	cise price
$	shares	(years)	$
0.10	15,600,000	8.68	0.10

10.	Commitments

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

(c)

On December 1, 2012, as amended on October 30, 2013, the Company entered into a research agreement with McGill University (“McGill”), where McGill will perform testing, research and development towards improvements and efficiency gains on the Company’s patent-pending growing machines. Under the terms of the agreement, the Company will pay $500,000, where $25,000 is due upon the signing of the agreement (paid), $75,000 is November 30, 2013, and $100,000 annually on October 1, 2014, 2015, 2016, and 2017. The agreement expires on January 1, 2018.

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

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

10.	Commitments (continued)

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

11.	Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

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

Results of Operations

We are still in our development stage and have generated $nil of revenues during the three months ended October 31, 2013 and 2012 and $5,691 of revenue and $1,132 of cost of sales from February 10, 2010 (date of inception) to October 31, 2013 relating to the sale of produce.

We incurred operating expenses of $315,605 for the three months ended October 31, 2013 compared with $125,771 during the three months ended October 31, 2012. The increase in operating expenses of $189,834 were due to a $187,255 increase in general and administrative expenses as we had more day-to-day operating costs compared to prior year, $7,248 increase in depreciation expense for depreciation of our long-lived assets offset by a decrease of $6,407 in professional fees as we incurred less legal and accounting fees compared to prior year due to the lower number of equity financings.

We incurred a net loss of $338,799 during the period ended October 31, 2013 compared with a net loss of $126,011 during the period ended October 31, 2012. In addition to our net loss from operations, we incurred interest expense of $17,788 (2012 - $nil) for accrued interest on loans and convertible debentures. During the period ended October 31, 2012, we incurred accretion expense of $127,822 offset by a gain on change in fair value of derivative liabilities of $132,050. Our net loss from February 10, 2010 (date of inception) to October 31, 2013 is $2,428,852.

The following table provides selected financial data about our company for the quarter ended January 31, 2013.

	October 31,	July 31,
	2013	2013
	$	$

Cash	1,060,006	29,617
Current Assets	1,085,708	56,045
Total Assets	1,355,066	341,388
Current Liabilities	914,027	644,152
Shareholders Equity (Deficit)	441,039	(302,764)

Liquidity and Capital Resources

As of October 31, 2013 we had cash of $1,060,006, total current assets of $1,085,708, total current liabilities of $914,027 and a working capital surplus of $171,681 compared to cash of $29,617, total current assets of $56,045, total current liabilities of $644,152, and working capital deficit of $588,107 as of July 31, 2013. The increase in working capital is due to the fact that we received proceeds of financing of $1,083,000 of which a significant portion as not been spent as of October 31, 2013.

During the period ended October 31, 2013, we received net cash of $1,080,924 from financing activities, compared to net cash received of $294,500 from financing activities during the period ended October 31, 2012. The increase is due to proceeds received from the issuance of common shares of $1,000,000, $32,500 from the issuance of a convertible note payable, and $48,424 from a related party compared with $310,000 from the issuance of common shares in the prior year less $15,050 of share issuance costs.

During the period ended October 31, 2013, we used net cash of $50,535 on operating activities compared to $79,148 net cash used on operating activities during the period ended October 31, 2012. The decrease in cash used was due to the fact that the Company paid more cash for prepayments in the prior year compared to the current year.

During the periods ended October 31, 2013 and 2012, we used net cash of $nil on investing activities.

Since February 10, 2010 (inception) to October 31, 2013, our accumulated deficit was $2,428,852. We are dependent on the funds raised through our equity or debt financing, investing activities, and revenue generated through the sales of our products to fund our operations.

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

Off-Balance Sheet Arrangements

As of October 31, 2013 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2013. Based on the evaluation of these disclosure controls and procedures the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

During the quarter covered by this report there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    REMOVED AND RESERVED.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS.

The following exhibits are included with this quarterly filing:

Exhibit No.	Description

31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financi3al Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 16, 2013	Urban Barns Foods Inc.

/s/ Richard Groome
By: Richard Groome
(Chief Executive Officer, President, & Director)

/s/ Horst Hueniken
By: Horst Hueniken
(Chief Financial Officer, Principal Accounting Officer & Director)