Form 10-Q
period 2014-01-31
Urban Barns Foods Inc.
filed 2014-03-19
CIK 1410253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

Large accelerated filer       Accelerated filer       Non-accelerated filer       Smaller reporting company [ x ]

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

As of March 17, 2014 the registrant’s outstanding common stock consisted of 229,215,442 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of Urban Barns Foods Inc. (the “Company”, “Urban Barns”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Financial Statements
For the period ended January 31, 2014
(Expressed in U.S. dollars)
(unaudited)

Financial Statement Index

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	January 31,	July 31,
	2014	2013
	$	$
	(unaudited)
ASSETS

Current assets
Cash	346,714	29,617
Accounts receivable	1,058	1,143
Amounts receivable	15,098	8,615
Inventory	2,783	1,049
Prepaid expenses and deposits	6,060	15,621
Total current assets	371,713	56,045

Deferred financing costs	–	2,863
Property and equipment (Note 3)	427,614	247,616
Intangible assets (Note 4)	83,688	34,864
Total assets	883,015	341,388

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities (Note 7)	286,459	216,297
Convertible debentures, net of unamortized discount of $nil (2013 - $nil) (Note 5)	37,562	105,062
Derivative liabilities (Note 6)	9,608	8,286
Due to related parties (Note 7)	252,558	314,507
Total liabilities	586,187	644,152
Nature of operations and continuance of business (Note 1)
Commitments (Note 10)
Subsequent events (Note 11)
Stockholders’ equity (deficit)
Preferred stock Authorized: 100,000,000 preferred shares, par value $0.001 Issued and outstanding: nil shares	–	–
Common stock, Class A Authorized: 500,000,000 common shares, par value $0.001 Issued and outstanding: 229,215,442 and 153,546,367 shares, respectively	229,215	153,546
Common stock, Class B Authorized: 25,000,000 common shares, value of $0.001 Issued and outstanding: nil	–	–
Additional paid-in capital	3,228,725	2,024,755
Deferred compensation (Note 7)	(80,822)	(256,027)
Deficit accumulated during the development stage	(3,080,290)	(2,225,038)
Total stockholders’ equity (deficit)	296,828	(302,764)
Total liabilities and stockholders’ equity (deficit)	883,015	341,388

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

					Accumulated from
	Three Months	Three Months	Six Months	Six Months	February 10, 2010
	Ended	Ended	Ended	Ended	(date of inception)
	January 31,	January 31,	January 31,	January 31,	to January 31,
	2014	2013	2014	2013	2014
	$	$	$	$	$

Revenue	–	778	–	778	5,691
Cost of sales	–	(392)	–	(392)	(1,132)

Gross margin	–	386	–	386	4,559

Operating expenses
Depreciation	13,513	3,007	28,095	10,341	75,632
Foreign exchange loss (gain)	(21,236)	475	(23,035)	162	(42,063)
General and administrative (Note 7)	204,223	668,950	465,638	743,110	1,714,809
Professional fees (Note 7)	46,914	43,344	84,103	86,940	411,541
Research and development	75,021	25,256	79,239	26,250	126,246
Write-down of property and equipment	–	–	–	–	3,463
Total operating expenses	318,435	741,032	634,040	866,803	2,289,628
Loss from operations	(318,435)	(740,646)	(634,040)	(866,417)	(2,285,069)
Other income (expense)
Accretion of discounts on convertible debentures (Note 5)	(44,281)	(4,976)	(44,281)	(132,798)	(189,281)
Amortization of deferred financing costs	(1,693)	(1,335)	(2,864)	(4,438)	(14,251)
Gain (loss) on change in fair value of derivative liabilities (Note 6)	(147,635)	(542,706)	(151,870)	(410,656)	(419,516)
Interest expense	(4,409)	(2,507)	(22,197)	(3,872)	(35,231)
Loss on settlement of accounts payable	–	–	–	–	(1,957)
Total other income (expense)	(198,018)	(551,524)	(221,212)	(551,764)	(660,236)
Net loss	(516,453)	(1,292,170)	(855,252)	(1,418,181)	(2,945,305)

Net loss per share, basic and diluted	–	(0.01)	–	(0.01)

Weighted average shares outstanding	222,844,719	146,889,425	191,867,693	120,019,189

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in U.S. dollars)

							Deficit
							Accumulated
	Common Stock				Additional		During the
	Class A		Class B		Paid-In	Deferred	Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total
	#	$	#	$	$	$	$	$
Balance, July 31, 2013	153,546,367	153,546	–	–	2,024,755	(256,027)	(2,225,038)	(302,764)
Shares issued for cash	67,567,597	67,568	–	–	932,432	–	–	1,000,000
Share issuance costs	–	–	–	–	(80,000)	–	–	(80,000)
Shares issued for the conversion of debenture and accrued interest	8,101,478	8,101	–	–	95,898	–	–	103,999
Derivative liabilities relating to notes payable converted to shares	–	–	–	–	194,829	–	–	194,829
Stock based compensation	–	–	–	–	60,811	–	–	60,811
Deferred compensation costs	–	–	–	–	–	175,205	–	175,205
Net loss for the period	–	–	–	–	–	–	(855,252)	(855,252)
Balance, October 31, 2013 (unaudited)	229,215,442	229,215	–	–	3,228,725	(80,822)	(3,080,290)	296,828

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Six Months	Six Months	February 10, 2010
	Ended	Ended	(date of inception)
	January 31,	January 31,	to January 31,
	2014	2013	2014
	$	$	$
Operating Activities
Net loss	(855,252)	(1,418,181)	(2,945,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debentures	44,281	132,798	189,281
Amortization of deferred financing costs	2,864	4,438	14,251
Depreciation	28,095	10,341	75,632
Deferred compensation	175,205	(280,822)	(80,822)
Gain (loss) on change in fair value of derivative liabilities	151,870	410,656	419,516
Loss on settlement of accounts payable	–	–	1,957
Shares issued for consulting fees	–	420,000	502,603
Stock-based compensation	60,811	373,052	470,597
Write-down of property and equipment	–	–	3,463
Changes in operating assets and liabilities:
Accounts receivable	85	(772)	(1,058)
Amounts receivable	(6,483)	(5,261)	(15,098)
Inventory	(1,734)	(513)	(2,783)
Prepaid expenses and deposits	9,561	10,203	4,190
Accounts payable and accrued liabilities	25,336	(35,608)	134,664
Due to related parties	41,407	150,767	282,336
Net cash used in operating activities	(323,954)	(228,902)	(946,576)
Investing Activities
Purchase of intangible assets	–	–	(33,211)
Purchase of property and equipment	(208,093)	(94,912)	(462,260)
Cash acquired on recapitalization	–	–	1,774
Net cash used in investing activities	(208,093)	(94,912)	(493,697)
Financing Activities
Proceeds from issuance of convertible debentures	32,500	–	274,000
Proceeds from issuance of common shares	1,000,000	335,000	1,714,393
Proceeds from related parties	48,424		48,424
Finders’ fees paid	(80,000)	(7,550)	(98,050)
Repayments to related parties	(151,780)	–	(151,780)
Net cash provided by financing activities	849,144	327,450	1,786,987
Increase (decrease) in cash	317,097	3,636	346,714
Cash, beginning of period	29,617	24,051	–
Cash, end of period	346,714	27,687	346,714
Non-cash investing and financing activities:
Shares issued for settlement of debt	–	–	22,621
Shares issued upon conversion of debentures	104,000	129,038	245,038
Conversion of Class B shares to Class A shares	–	–	50,000
Supplemental disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

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

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at January 31, 2014, the Company has not generated significant revenues, has a working capital deficit of $214,474 and has an accumulated deficit of $3,080,290. The continued operations of the Company are dependent on its ability to generate future cash flows from operations or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(e)	Accounts Receivable

Accounts receivable represents invoiced amounts to customers for the sale of agricultural products. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines allowance for doubtful accounts based upon historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. As of January 31, 2014, the Company had no allowances for doubtful accounts.

(f)	Inventory

Inventory is comprised of seeds for growing agricultural products and is recorded at the lower of cost or net realizable value on a first-in first-out basis. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions.

(g)	Property and Equipment

Property and equipment consists of production equipment and is stated at cost and amortized straight- line over five years.

(h)	Intangible Assets

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

(i)	Long-Lived Assets

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

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

(j)	Revenue Recognition

The Company derives revenue from the sale of agricultural products. In accordance with ASC 605, Revenue Recognition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed and determinable, risk of ownership has passed to the customer, and collection is reasonably assured.

(k)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2014 and July 31, 2013, the Company had no items that affected comprehensive loss.

(l)	Foreign Currency Translation

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

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share”, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at January 31, 2014, the Company had 18,282,009 (July 31, 2013 – 16,959,908) potentially dilutive shares outstanding.

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

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

(n)	Financial Instruments and Fair Value Measures (continued)

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

3.	Property and Equipment

			January 31,	July 31,
			2014	2013
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Production equipment	507,318	79,704	427,614	247,616

4.	Intangible Assets

			January 31,	July 31,
			2014	2013
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Patent development costs	83,688	–	83,688	34,864

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

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the fair value of the embedded beneficial conversion feature of $4,338. On October 16, 2012, the Company issued 6,692,158 common shares pursuant to the conversion of $27,438. During the year ended July 31, 2013, the Company recorded accretion expense of $32,500 (2012 - $nil). As of January 31, 2014, the carrying value of the convertible note was $5,062 (July 31, 2013 - $nil).

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

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the fair value of the embedded beneficial conversion feature of $44,281. On December 26, 2013, the Company issued 1,438,849 common shares pursuant to the conversion of $20,000. On January 6, 2014, the Company issued 2,158,273 common shares pursuant to the conversion of $30,000. On January 14, 2014, the Company issued 1,937,984 common shares pursuant to the conversion of $25,000. On January 23, 2014, the Company issued 2,566,372 common shares pursuant to the conversion of the remaining principal of $25,000 plus accrued interest of $4,000. During the period ended January 31, 2014, the Company recorded accretion expense of $44,281 (2013 - $nil). As of January 31, 2014, the carrying value of the convertible note was $nil (July 31, 2013 - $100,000).

(c)

On September 17, 2013, the Company entered into a convertible promissory note agreement for $32,500, less deferred financing charges of $2,500. Pursuant to the agreement, the loans are unsecured, bear interest at 8% per annum, and are due on June 19, 2014. The loans are convertible into common shares at a conversion price equal to 61% of the average of the three lowest closing prices for the Company’s common shares in the thirty-five trading days prior to conversion, at the option of the note holder, commencing on March 16, 2014. As at January 31, 2014, the carrying value of the convertible note was $32,500 (July 31, 2013 - $nil).

6.	Derivative Liabilities

The conversion options of the convertible notes payable, as disclosed in Note 5, are required to be recorded as derivatives at their estimated fair values on each balance sheet date with changes in fair value reflected in the statements of operations.

The fair value of the derivative liabilities for the March 30, 2012 convertible notes was $4,338 on vesting. The fair values as at January 31, 2014 and July 31, 2013 are as follows:

	January 31,	July 31,
	2014	2013
	$	$
Derivative liabilities:
March 2012 convertible debenture	9,608	8,286

During the six months ended January 31, 2014, the Company recorded a loss on the change in fair value of the derivative liabilities of $151,870 (2013 – $410,656).

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

6.	Derivative Liabilities (continued)

The fair value of the derivative financial liabilities was determined using the Black-Scholes option pricing model using the following assumptions:

		Risk-free	Expected	Expected
	Expected	Interest	Dividend	Life (in
	Volatility	Rate	Yield	years)
At the issuance date:
March 2012 convertible debenture	178%	0.11%	0%	0.30
As at January 31, 2014:
March 2012 convertible debenture	252%	0.04%	0%	0.93

7.	Related Party Transactions

(a)	As at January 31, 2014, the Company owed $159,836 (July 31, 2013 - $120,079) to directors and officers of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)

As at January 31, 2014, the Company owed $nil (July 31, 2013 - $48,605) to the former CFO/Chairman of Company. The amounts owing are unsecured, bears interest at 8% per annum, and due on May 1, 2014. During the period ended January 31, 2014, the Company incurred interest expense of $nil (July 31, 2013 - $2,623), which has been recorded in accounts payable and accrued liabilities.

(c)

As at January 31, 2014, the Company owed $94,068 (July 31, 2013 - $101,649) to a company controlled by the former CEO/Director of the Company. The amounts owing are unsecured, bears interest at 8% per annum, and due on May 1, 2014. During the period ended January 31, 2014, the Company incurred interest expense of $4,106 (July 31, 2013 - $6,145), which has been recorded in accounts payable and accrued liabilities.

(d)

As at January 31, 2014, the Company owed $nil (July 31, 2013 - $45,900) for amounts owing to the spouse of the former CFO/Chairman of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(e)	As at January 31, 2014, the Company had $1,346 (July 31, 2013 - $1,726) of amounts owing from a director of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(f)

As at January 31, 2014, the Company owed $86,686 (July 31, 2013 - $77,255) to a company controlled by the former CEO/Director of the Company, which has been recorded in accounts payable and accrued liabilities. The amount owing is unsecured, non-interest bearing, and due on demand.

(g)	As at January 31, 2014, the Company incurred deferred compensation of $80,822 (July 31, 2013 - $256,027) to directors and officers of the Company.

(h)	During the period ended January 31, 2014, the Company incurred professional fees of $12,600 (January 31, 2013 - $10,800) to the spouse of the former CFO/Director of the Company.

(i)	During the period ended January 31, 2014, the Company incurred consulting fees of $90,000 (January 31, 2013 - $64,178) to directors and officers of the Company.

(j)	During the period ended January 31, 2014, the Company incurred travel fees of $nil (January 31, 2013 - $77,240) to directors and officers of the Company.

(k)

During the period ended January 31, 2014, the Company incurred finders’ fees of $150,000 (2013 - $7,550) to a director of the Company. On October 21, 2013, the deferred compensation of $150,000 was expensed as the terms for the compensation expense were fulfilled.

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

8.	Common Stock

(a)

On October 21, 2013, the Company issued 67,567,568 shares of Class A common stock at $0.0148 per share for proceeds of $1,000,000. The Company incurred a finders’ fee of $80,000 in conjunction with the private placement.

(b)	On December 26, 2013, the Company issued 1,438,849 shares of Class A common stock pursuant to the conversion of $20,000 of a convertible debenture, as described in Note 5(b).

(c)	On January 6, 2014, the Company issued 2,158,273 shares of Class A common stock pursuant to the conversion of $30,000 of a convertible debenture, as described in Note 5(b).

(d)	On January 14, 2014, the Company issued 1,937,984 shares of Class A common stock pursuant to the conversion of $25,000 of a convertible debenture, as described in Note 5(b).

(e)

On January 23, 2014, the Company issued 2,566,372 shares of Class A common stock pursuant to the conversion of $25,000 of a convertible debenture and $4,000 of accrued interest, as described in Note 5(b).

(f)	During the period ended January 31, 2014, the Company recorded $194,829 (2013 - $nil) of additional paid-in capital relating to the conversion of convertible notes to common shares.

9.	Stock Options

The Company has adopted a stock option plan pursuant to which options may be granted to directors, officers, employees and consultants of the Company to a maximum of 25,000,000 shares issued and outstanding at the time of the grant. The exercise price and the vesting terms of each option is equal to the market price on the date of the grant.

On November 1, 2013, the Company granted 2,027,027 stock options to a consultant for services. The stock options vest immediately, and have an exercise price of $0,07 per Class A common stock, and expire on October 31, 2016. The fair value of the stock options were valued at $60,811 using the Black-Scholes option price model assuming a risk free rate of 0.61%, an expected life of 3 years, volatility of 539%, and no expected dividends.

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Aggregate
		average	intrinsic
	Number	exercise price	value
	of options	$	$
Outstanding, July 31, 2012	–	–	–

Granted	15,850,000	0.10
Expired	(50,000)	0.10
Outstanding, July 31, 2013	15,800,000	0.10	–
Granted	2,027,027	0.07
Expired	(450,000)	0.10
Outstanding, January 31, 2014	17,427,027	0.10	–

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

9.	Stock Options (continued)

Additional information regarding stock options as of January 31, 2014, is as follows:

	Outstanding and exercisable
		Weighted
		average
		remaining
Exercise price	Number of	contractual life
$	options	(years)
0.07	2,027,027	2.8
0.10	15,400,000	8.7

10.	Commitments

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

v.	The Company agreed to pay a monthly fee of $4,000 as compensation for his roles as a member of the Board of Directors for a one-year term upon the closing of a minimum of $1,000,000 raised.

(b)

On November 1, 2012, the Company entered into two consulting agreements with directors and officers of the Company. Each agreement pays each director and officer a consulting fee of $5,000 per month until November 1, 2017.

(c)

On December 1, 2012, the Company entered into a research agreement with McGill University (“McGill”), where McGill will perform testing, research and development towards improvements and efficiency gains on the Company’s patent-pending growing machines. Under the terms of the agreement, the Company will pay $500,000, where $25,000 is due upon the signing of the agreement (paid), $75,000 is due when the Company either completes financing or four growing machines, and $100,000 annually on January 1, 2014, 2015, 2016, and 2017. The agreement expires on January 1, 2018. On October 30, 2013, the parties amended the agreement whereby the Company will pay $75,000 on November 30, 2013 (paid) and $100,000 annually on October 1, 2014, 2015, 2016, and 2017.

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

11.	Subsequent Events

On February 7, 2014, the Company granted 5,300,000 stock options to a consultant for services. The stock options have an exercise price of $0.10 per share, vests immediately, and expire on February 6, 2024.

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

Results of Operations

We are still in our development stage and have generated $nil of revenues during the six months ended January 31, 2014 compared with $778 for the six months ended January 31, 2013 and $5,691 of revenue and $1,132 of cost of sales from February 10, 2010 (date of inception) to January 31, 2014 relating to the sale of produce.

We incurred operating expenses of $634,040 for the six months ended January 31, 2014 compared with $866,803 during the six months ended January 31, 2013. The decrease in operating expenses of $232,763 primarily due to a $277,472 decrease in general and administrative expenses as we had incurred a charge of $373,052 for the issuance of 15,000,000 stock options in the prior year, offset by a $95,580 increase in general and administrative expenses for day-to-day operations, and an increase of $52,989 in research and development costs as we are preparing to open our first revenue generating growing facility this year.

We incurred a net loss of $855,252 during the period ended January 31, 2014 compared with a net loss of $1,418,181 during the period ended January 31, 2013. In addition to our net loss from operations, we incurred interest expense of $22,197 (2013 - $3,872) for accrued interest on loans and convertible debentures, a loss on the change in fair value of derivative liabilities of $151,870 (2013 - $410,656), accretion of discounts on convertible debentures of $44,281 (2013 - $132,798), and amortization of deferred financing costs of $2,864 (2013 - $4,438).

The following table provides selected financial data about our company for the quarter ended January 31, 2014.

	January 31,	July 31,
	2014	2013
	$	$

Cash	346,714	29,617
Current Assets	371,713	56,045
Total Assets	883,015	341,388
Current Liabilities	586,187	644,152
Shareholders Equity (Deficit)	296,828	(302,764)

Liquidity and Capital Resources

As of January 31, 2014, we had cash of $346,714, total current assets of $371,713, total current liabilities of $586,187, and a working capital deficit of $214,474 compared to cash of $29,617, total current assets of $56,045, total current liabilities of $644,152, and working capital deficit of $588,107 as of July 31, 2013. The decrease in working capital deficit is due to the fact that we raised financing from the issuance of common shares during the year, of which a portion has remained unspent as we are investing the proceeds to prepare to open our first revenue generating growing facility this year.

During the period ended January 31, 2014, we received net cash of $849,144 from financing activities, compared to net cash received of $327,450 from financing activities during the period ended January 31, 2013. The increase is due to proceeds received from the issuance of common shares of $1,000,000 less finders’ fees of $80,000, $32,500 from the issuance of a convertible note payable, and $48,424 from a related party compared with $335,000 from the issuance of common shares in the prior year less $7,550 of share issuance costs.

During the period ended January 31, 2014, we used net cash of $323,954 on operating activities compared to $228,902 net cash used on operating activities during the period ended January 31, 2013. The increase in cash used was due to our increased operating expenses as we prepare to open our first revenue generating growing facility this year.

During the periods ended January 31, 2014 and 2013, we used net cash of $208,093 on investing activities compared to $94,912 net cash used on investing activities during the period ended January 31, 2013. The increase in cash used was due to our increased purchase of equipment as we prepare to open our first revenue generating growing facility this year.

Since February 10, 2010 (inception) to January 31, 2014, our accumulated deficit was $3,080,290. We are dependent on the funds raised through our equity or debt financing, investing activities, and revenue generated through the sales of our products to fund our operations.

We anticipate that we will meet our ongoing cash requirements by retaining income as well as through equity or debt financing. We plan to cooperate with various individuals and institutions to acquire the financing required to produce and distribute our products and anticipate this will continue until we accrue sufficient capital reserves to finance all of our productions independently.

Plan of Operation

The 2014 Urban Barns Foods operating plan will have a focus on revenue generation, product line development and machine design refinement. We will continue research and development at our Langley facility and have a planned expansion to a second location in the Montreal area to begin commercial scale operations and sales.

The Montreal barn will consist of 10 machines and although small, will have considerable production and associated sales. This new facility is scheduled to open in April and begin shipping product in May.

In addition to the commercial barn operation Urban Barns Foods will be collaborating with McGill McDonald campus to research optimization of the variables of controlled environment agriculture (CEA) and apply those improvements to the new facility. McGill will set up four machines on their campus and will conduct research in conjunction with their recent NSERC Collaborative Research & Development grant with industry support from Urban Barns Foods.

The Langley site will continue work on development of new product lines, machine development and the barn setup process.

We estimate that our expenses over the next 6 months will be approximately $485,000 as summarized in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from investors or other sources.

	Potential	Estimated
Description		Expenses
	Completion Date	($)
Cost of sales	6 months	175,000
Sales & Marketing	6 months	50,000
Payroll	6 months	135,000
General and administrative expenses	6 months	125,000
Total		485,000

Our general and administrative expenses for the year will consist of professional fees, office maintenance, communication expenses (cellular, internet, fax and telephone), bank charges, courier and postage costs, office supply costs and fees related to our website. Our professional fees will include legal, accounting and auditing fees related to our regulatory filings throughout the year.

Based on our planned expenditures, we require additional funds of $485,000 to proceed with our business plan over the next 6 months. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of January 31, 2014 we had one off balance sheet transactions that will have or is reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. Urban Barns in collaboration with McGill University researcher Dr. Mark Lefsrud, of the Faculty of Agricultural and Environmental Sciences, will further develop an indoor plant growth system aimed at expanding locally grown food. With industrial support from Urban Barns, McGill University was recently awarded an NSERC Collaborative Research & Development (CRD) grant in the amount of $240,000 in order to continue the development of this important project. The grant will run for an initial period of two years with the aim of optimizing light emitting diodes to assess photosynthetic efficiency of horticultural plants. The project is focused on the refinement of the photosynthetically active radiation efficiency (PAR curve) of plants using light emitting diodes (LEDs), and the basic science research will be used to optimize the lighting in the cubic farming system of Urban Barns to maximize production and reduce energy costs.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2014. Based on the evaluation of these disclosure controls and procedures the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

March 18, 2014	Urban Barns Foods Inc.

/s/ Richard Groome
By: Richard Groome
(Chief Executive Officer, President, & Director)

/s/ Horst Hueniken
By: Horst Hueniken
(Chief Financial Officer, Principal Accounting Officer & Director)