Form 10-Q
period 2014-04-30
Urban Barns Foods Inc.
filed 2014-06-16
CIK 1410253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

Office 205 - 290 Lakeshore Road
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
[   ] Yes [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 16, 2014 the registrant’s outstanding common stock consisted of 270,746,982 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of Urban Barns Foods Inc. (the “Company”, “Urban Barns”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Financial Statements
For the period ended April 30, 2014
(Expressed in U.S. dollars)
(unaudited)

Financial Statement Index

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	April 30,	July 31,
	2014	2013
	$	$
	(unaudited)
ASSETS

Current assets
Cash	307,303	29,617
Accounts receivable	1,073	1,143
Amounts receivable	24,273	8,615
Inventory	2,783	1,049
Prepaid expenses and deposits	37,764	15,621
Total current assets	373,196	56,045

Deferred financing costs	-	2,863
Property and equipment (Note 3)	581,347	247,616
Intangible assets (Note 4)	94,196	34,864
Total assets	1,048,739	341,388

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities (Note 7)	151,114	226,995
Convertible debentures, net of unamortized discount of $nil (2013 - $nil) (Note 5)	5,062	105,062
Derivative liabilities (Note 6)	10,824	8,286
Due to related parties (Note 7)	7,992	303,809
Total liabilities	174,992	644,152
Nature of operations and continuance of business (Note 1)
Commitments (Note 11)
Subsequent events (Note 12)

Stockholders’ equity (deficit)
Preferred stock Authorized: 100,000,000 preferred shares, par value $0.001 Issued and outstanding: nil shares	-	-
Common stock, Class A Authorized: 500,000,000 common shares, par value $0.001 Issued and outstanding: 270,746,982 and 153,546,367 shares, respectively	270,747	153,546

Common stock, Class B
Authorized: 25,000,000 common shares, value of $0.001
Issued and outstanding: nil shares	-	-
Additional paid-in capital	4,370,807	2,024,755
Deferred compensation (Note 7)	(68,630)	(256,027)
Deficit accumulated during the development stage	(3,699,177)	(2,225,038)
Total stockholders’ equity (deficit)	873,747	(302,764)
Total liabilities and stockholders’ equity (deficit)	1,048,739	341,388

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

					Accumulated
					from February
	Three Months	Three Months	Nine Months	Nine Months	10, 2010 (date
	Ended	Ended	Ended	Ended	of inception)
	April 30,	April 30,	April 30,	April 30,	to April 30,
	2014	2013	2014	2013	2014
	$	$	$	$	$

Revenue	-	3,612	-	4,390	5,691
Cost of sales	-	(740)	-	(1,132)	(1,132)

Gross margin	-	2,872	-	3,258	4,559

Operating expenses
Depreciation	13,549	6,427	41,644	16,768	89,181
Foreign exchange loss (gain)	26,169	2,019	3,134	2,181	(15,894)
General and administrative (Note 7)	399,931	164,730	865,570	907,840	2,114,741
Professional fees (Note 7)	43,327	24,472	127,430	111,412	454,868
Research and development	39,080	(298)	118,319	25,952	165,326
Write-down of property and equipment	-	-	-	-	3,463
Total operating expenses	522,056	197,350	1,156,097	1,064,153	2,811,685
Loss from operations	(522,056)	(194,478)	(1,156,097)	(1,060,895)	(2,807,126)
Other income (expense)
Accretion of discounts on convertible debentures (Note 5)	(32,500)	-	(76,781)	(132,798)	(221,781)
Amortization of deferred financing costs	-	-	(2,863)	(4,438)	(14,250)
Gain (loss) on change in fair value of derivative liabilities (Note 6)	11,822	2,276	(140,048)	132,408	(407,694)
Interest expense	(4,715)	(3,251)	(26,912)	(7,123)	(39,946)
Loss on conversion of convertible debenture		-	-	(540,788)	-
Loss on settlement of accounts payable	(71,438)	(1,957)	(71,438)	(1,957)	(73,395)
Total other income (expense)	(96,831)	(2,932)	(318,042)	(554,696)	(757,066)
Net loss	(618,887)	(197,410)	(1,474,139)	(1,615,591)	(3,564,192)

Net loss per share, basic and diluted	-	-	(0.01)	(0.01)

Weighted average shares outstanding	239,250,418	149,010,546	207,314,809	129,598,244

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in U.S. dollars)

							Deficit
							Accumulated
	Common Stock				Additional		During the
	Class A		Class B		Paid-In	Deferred	Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total
	#	$	#	$	$	$	$	$
Balance, July 31, 2013	153,546,367	153,546	-	-	2,024,755	(256,027)	(2,225,038)	(302,764)
Shares issued for cash	88,935,118	88,935	-	-	1,411,065	-	-	1,500,000
Share issuance costs	-	-	-	-	(140,811)	-	-	(140,811)
Shares issued for the conversion of debenture and accrued interest	10,841,414	10,842	-	-	126,958	-	-	137,800
Fair value of shares issued for settlement of debt	17,424,083	17,424	-	-	461,738	-	-	479,162
Derivative liabilities relating to notes payable converted to shares	-	-	-	-	214,291	-	-	214,291
Stock based compensation	-	-	-	-	212,000	-	-	212,000
Fair value of brokers’ warrants	-	-	-	-	60,811	-	-	60,811
Deferred compensation costs	-	-	-	-	-	187,397	-	187,397
Net loss for the period	-	-	-	-	-	-	(1,474,139)	(1,474,139)
Balance, April 30, 2014 (unaudited)	270,746,982	270,747	-	-	4,370,807	(68,630)	(3,699,177)	873,747

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Nine Months	Nine Months	February 10, 2010
	Ended	Ended	(date of inception)
	April 30,	April 30,	to April 30,
	2014	2013	2014
	$	$	$
Operating Activities
Net loss	(1,474,139)	(1,615,591)	(3,564,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debentures	76,781	132,798	221,781
Amortization of deferred financing costs	2,863	4,438	14,250
Depreciation	41,644	16,768	89,181
Deferred compensation	187,397	(268,630)	(68,630)
Gain (loss) on change in fair value of derivative liabilities	140,048	(132,408)	407,694
Loss on conversion of convertible debenture	-	540,788	502,603
Loss on settlement of accounts payable	71,438	1,957	73,395
Shares issued for consulting fees	-	435,403	-
Stock-based compensation	212,000	398,211	621,786
Write-down of property and equipment	-	-	3,463
Changes in operating assets and liabilities:
Accounts receivable	70	(2,558)	(1,073)
Amounts receivable	(15,658)	(8,567)	(24,273)
Inventory	(1,734)	(1,049)	(2,783)
Prepaid expenses and deposits	(22,143)	(1,757)	(27,514)
Accounts payable and accrued liabilities	228,059	9,859	337,387
Due to related parties	(83,377)	181,140	157,552
Net cash used in operating activities	(636,751)	(309,198)	(1,259,373)
Investing Activities
Purchase of intangible assets	(59,332)	-	(92,543)
Purchase of property and equipment	(375,375)	(144,786)	(629,542)
Cash acquired on recapitalization	-	-	1,774
Net cash used in investing activities	(434,707)	(144,786)	(720,311)
Financing Activities
Proceeds from issuance of convertible debentures	32,500	-	274,000
Proceeds from issuance of common shares	1,500,000	473,750	2,214,393
Proceeds from related parties	48,424		48,424
Repayments to related parties	(151,780)	-	(151,780)
Finders’ fees paid	(80,000)	(7,550)	(98,050)
Net cash provided by financing activities	1,349,144	466,200	2,286,987
Increase in cash	277,686	12,216	307,303
Cash, beginning of period	29,617	24,051	-
Cash, end of period	307,303	36,267	307,303
Non-cash investing and financing activities:
Shares issued for settlement of debt	-	22,620	22,621
Shares issued upon conversion of debentures	132,500	129,038	273,538
Conversion of Class B shares to Class A shares	-	-	50,000
Fair value of brokers’ warrants issued	60,810	-	60,810
Supplemental disclosures:
Interest paid	-	-	-
Income tax paid	-	-	-

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

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at April 30, 2014, the Company has not generated significant revenues and has an accumulated deficit of $3,699,177. The continued operations of the Company are dependent on its ability to generate future cash flows from operations or obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts receivable represents invoiced amounts to customers for the sale of agricultural products. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines allowance for doubtful accounts based upon historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. As of April 30, 2014, the Company had no allowances for doubtful accounts.

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

	(i)	Reclassification

Certain comparative figures have been reclassified to conform to the current year’s presentation.

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

	(j)	Long-Lived Assets

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

	(k)	Revenue Recognition

The Company derives revenue from the sale of agricultural products. In accordance with ASC 605, Revenue Recognition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed and determinable, risk of ownership has passed to the customer, and collection is reasonably assured. Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2014 and July 31, 2013, the Company had no items that affected comprehensive loss.

	(l)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2014 and July 31, 2013, the Company had no items that affected comprehensive loss.

	(m)	Foreign Currency Translation

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

	(n)	Income Taxes

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

As of April 30, 2014 and July 31, 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions.

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

	(n)	Income Taxes (continued)

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

	(o)	Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share”, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at April 30, 2014, the Company had 22,660,822 (July 31, 2013 - 16,959,908) potentially dilutive shares outstanding.

	(p)	Financial Instruments and Fair Value Measures

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

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

	(q)	Financial Instruments and Fair Value Measures (continued)

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

	(r)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

	(s)	Recent Accounting Pronouncements

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

3.	Property and Equipment

			April 30,	July 31,
			2014	2013
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$
Production equipment	674,600	93,253	581,347	247,616

4.	Intangible Assets

			April 30,	July 31,
			2014	2013
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$
Patent development costs	94,196	-	94,196	34,864

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

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the fair value of the embedded beneficial conversion feature of $32,500. On October 16, 2012, the Company issued 6,692,158 common shares pursuant to the conversion of $27,438. During the period ended April 30, 2014, the Company recorded accretion expense of $nil (2013 - $32,500). As of April 30, 2014, the carrying value of the convertible note was $5,062 (July 31, 2013 - $5,062).

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

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the fair value of the embedded beneficial conversion feature of $44,281. On December 26, 2013, the Company issued 1,438,849 common shares pursuant to the conversion of $20,000. On January 6, 2014, the Company issued 2,158,273 common shares pursuant to the conversion of $30,000. On January 14, 2014, the Company issued 1,937,984 common shares pursuant to the conversion of $25,000. On January 23, 2014, the Company issued 2,566,372 common shares pursuant to the conversion of the remaining principal of $25,000 plus accrued interest of $4,000. During the period ended April 30, 2014, the Company recorded accretion expense of $44,281 (2013 - $nil). As of April 30, 2014, the carrying value of the convertible note was $nil.

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

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the fair value of the embedded beneficial conversion feature of $32,500. On March 21, 2014, the Company issued 1,271,186 common shares pursuant to the conversion of $15,000. On April 2, 2014, the Company issued 1,468,750 common shares pursuant to the conversion of the remaining principal of $17,500 plus accrued interest of $1,300. During the period ended April 30, 2014, the Company recorded accretion expense of $32,500 (2013 - $nil). As at April 30, 2014, the carrying value of the convertible note was $nil.

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

The fair value of the derivative liabilities for the March 30, 2012 and June 12, 2013 convertible notes were $44,844 and $44,281 on vesting, respectively. The fair values as at April 30, 2014 and July 31, 2013 are as follows:

	April 30,
	2014	July 31,
	(unaudited)	2013
	$	$
Derivative liabilities:
March 2012 convertible debenture	10,824	8,286

During the period ended April 30, 2014, the Company recorded a gain on the change in fair value of the derivative liabilities of $140,048 (July 31, 2013 - loss on change in fair value of the derivative liabilities of $132,408).

The fair value of the derivative financial liabilities was determined using the Black-Scholes option pricing model using the following assumptions:

		Risk-free	Expected	Expected
	Expected	Interest	Dividend	Life (in
	Volatility	Rate	Yield	years)
At the issuance date:
March 2012 convertible debenture	178%	0.11%	0%	0.30
As at April 30, 2014:
March 2012 convertible debenture	235%	0.05%	0%	0.68

7.	Related Party Transactions

	(a)	As at April 30, 2014, the Company owed $7,992 (July 31, 2013 - $105,929) to directors and officers of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)

As at April 30, 2014, the Company owed $nil (July 31, 2013 - $48,605) to the former President of Company. During the period ended April 30, 2014, the Company incurred interest expense of $nil (July 31, 2013 - $2,623)

(c)

As at April 30, 2014, the Company owed $nil (July 31, 2013 - $101,649) to a company controlled by the former President of the Company. During the period ended April 30, 2014, the Company incurred interest expense of $5,291 (July 31, 2013 - $6,145).

(d)

As at April 30, 2014, the Company owed $nil (July 31, 2013 - $45,900) for amounts owing to the spouse of the former President of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

	(e)	As at April 30, 2014, the Company had $nil (July 31, 2013 - $1,726) of amounts owing from the Vice President of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(f)

As at April 30, 2014, the Company owed $nil (2013 - $77,255) to a company controlled by the former President of the Company, which has been recorded in accounts payable and accrued liabilities. The amount owing is unsecured, non-interest bearing, and due on demand.

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

7.	Related Party Transactions (continued)

	(g)	As at April 30, 2014, the Company had deferred compensation of $68,630 (July 31, 2013 - $256,027) incurred to directors and officers of the Company.

	(h)	During the period ended April 30, 2014, the Company incurred consulting fees of $146,998 (2013 - $121,370) to directors and officers of the Company.

	(i)	During the period ended April 30, 2014, the Company incurred travel fees of $62,696 (2013 - $76,735) to directors and officers of the Company.

(j)

During the period ended April 30, 2014, the Company incurred finders’ fees of $150,000 (2013 - $7,550) to a director of the Company. On October 21, 2013, the deferred compensation of $150,000 was expensed as the terms for the compensation expense were fulfilled.

(k)

During the period ended April 30, 2014, the Company issued 17,424,083 common shares with a fair value of $479,162 to settle amounts owing of $407,724 to officer and directors of the Company. The fair value of the common shares was determined using the end of day trading price of the Company’s common shares on the date of settlement. The Company recognized a loss of $71,438 on the settlement of debt.

	(l)	During the period ended April 30, 2014, the Company issued 3,000,000 (2013 - nil) stock options with a fair value of $60,000 (2013 - $nil) to officers and directors of the Company.

8.	Common Stock

(a)

On October 21, 2013, the Company issued 67,567,597 shares of Class A common stock at $0.0148 per share for proceeds of $1,000,000. The Company incurred a cash finders’ fee of $80,000 and issued 2,027,027 agents’ warrants with a fair value of $212,000 in conjunction with the private placement.

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

	(f)	On March 21, 2014, the Company issued 1,271,186 shares of Class A common stock pursuant to the conversion of $15,000 of a convertible debenture, as described in Note 5(b).

(g)

On April 2, 2014, the Company issued 1,468,750 shares of Class A common stock pursuant to the conversion of $17,500 of a convertible debenture and $1,300 of accrued interest, as described in Note 5(b).

	(h)	On April 8, 2013, the Company issued 21,367,521 shares of Class A common stock at $0.0234 per share for proceeds of $500,000.

	(i)	On April 11, 2013, the Company issued 17,424,083 shares of Class A common stock at with a fair value of $479,162 to settle amounts owing to related parties. See Note 7(k).

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

9.	Share Purchase Warrants

On November 1, 2013, the Company granted 2,027,027 brokers’ warrants pursuant to a financing agreement. The warrants have an exercise price of $0,07 per Class A common stock and expire on October 31, 2016. The fair value of the stock options were valued at $60,811 using the Black-Scholes option price model assuming a risk free rate of 0.61%, an expected life of 3 years, volatility of 539%, and no expected dividends.

The following table summarizes the continuity of share purchase warrants:

		Weighted
		average
	Number of	exercise price
	warrants	$
Balance, July 31, 2012 and 2013	-	-
Issued	2,027,027	0.07
Balance, April 30, 2014	2,027,027	0.07

As at April 30, 2014, the following share purchase warrants were outstanding:

Number of	Exercise
warrants	price
outstanding	$	Expiry date
2,027,027	0.07	October 31, 2016

10.	Stock Options

The Company has adopted a stock option plan pursuant to which options may be granted to directors, officers, employees and consultants of the Company to a maximum of 25,000,000 shares issued and outstanding at the time of the grant. The exercise price and the vesting terms of each option is equal to the market price on the date of the grant.

On February 7, 2014, the Company granted 5,300,000 stock options to officers, directors, employees and consultants. The stock options vest immediately, have an exercise price of $0.10 per Class A common stock, and expire on February 6, 2024. The fair value of the stock options were valued at $212,000 using the Black Scholes option price model assuming a risk-free rate of 2.71%, an expected life of 10 years, volatility of 475%, and no expected dividends.

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Aggregate
		average	intrinsic
	Number	exercise price	value
	of options	$	$
Outstanding, July 31, 2012	-	-
Granted	15,850,000	0.10
Expired	(50,000)	0.10
Outstanding, July 31, 2013	15,800,000	0.10
Granted	5,300,000	0.10
Expired	(800,000)	0.10
Outstanding, April 30, 2014	20,300,000	0.10	-

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

10.	Stock Options (continued)

Additional information regarding stock options as of April 30, 2014, is as follows:

Outstanding and exercisable
Weighted
		average	Weighted
Range of		remaining	average
exercise prices	Number of	contractual life	exercise price
$	shares	(years)	$
0.10	20,300,000	8.8	0.10

11.	Commitments

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

(c)

On December 1, 2012, the Company entered into a research agreement with McGill University (“McGill”), where McGill will perform testing, research and development towards improvements and efficiency gains on the Company’s patent-pending growing machines. Under the terms of the agreement, the Company will pay $500,000, where $25,000 is due upon the signing of the agreement (paid), $75,000 is due when the Company either completes financing or four growing machines, and $100,000 annually on January 1, 2014, 2015, 2016, and 2017. The agreement expires on January 1, 2018. On October 30, 2013, the parties amended the agreement whereby the Company will pay $75,000 on November 30, 2013 (paid) and $100,000 annually on October 1, 2014, 2015, 2016 and 2017.

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

URBAN BARNS FOODS INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

11.	Commitments (continued)

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

12.	Subsequent Event

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after April 30, 2014.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

Three Months Ended April 30, 2014 and 2013 and from February 10, 2010 (Date of Inception) to April 30, 2014

We are still in our development stage and did not generate any revenues during the three months ended April 30, 2014. During the three months ended April 30, 2013, we generated $3,612 in revenue at a cost of sales of $740, for a gross margin of $2,872. From February 10, 2010 (date of inception) to April 30, 2014 we generated $5,691 in revenue at a cost of sales of $1,132 for a gross margin of $4,559. All of revenue we have generated since our inception relates to the sale of produce.

We incurred operating expenses of $522,056 during the three months ended April 30, 2014, compared with $197,350 during the three months ended April 30, 2013. The increase in our operating expenses of $324,706 was due to increases in our research and development expenses and general and administrative expenses due to higher operating costs incurred as we prepare to open our first growing facility this year., and an increase in the depreciation incurred during the period related to our R&D growing machines.

We incurred a net loss of $618,887 during the three months ended April 30, 2014, compared with a net loss of $197,410 during the three months ended April 30, 2013. In addition to our loss from operations of $522,056 during the current period, we incurred $4,715 in interest expense for accrued interest on loans and convertible debentures, $32,500 in accretion expenses relating to our convertible debentures, and a $71,438 loss on the settlement of accounts payable offset by a gain on the change in fair value of derivative liabilities of $11,822. During the same period in the prior year we only incurred $2,932 in other expenses. Our net loss from February 10, 2010 (date of inception) to April 30, 2014 was $3,564,192.

Nine Months Ended April 30, 2014 and 2013

We did not generate any revenues during the nine months ended April 30, 2014; however, during the nine months ended April 30, 2013, we generated $4,390 in revenue at a cost of sales of $1,132, for a gross margin of $3,258.

During the nine months ended April 30, 2014 we incurred operating expenses of $1,156,097, compared with $1,064,153 during the nine months ended April 30, 2013. The increase in our operating expenses of $91,944 was primarily due to an increase in research and development expenses and professional fees due to higher operating costs and activity.

We incurred a net loss of $1,474,139 during the nine months ended April 30, 2014 compared with a net loss of $1,615,591 during the nine months ended April 30, 2013. In addition to our loss from operations of $1,156,097, we incurred $26,912 in interest expense (nine months ended April 30, 2013 - $7,123) for accrued interest on loans and convertible debentures, $76,781 in accretion expenses (nine months ended April 30, 2013 - $132,798) relating to our convertible debentures, a loss on the change in fair value of derivative liabilities of $140,048 (nine months ended April 30, 2013 - gain of $132,408) and a $71,438 loss on the settlement of accounts payable (nine months ended April 30, 2013 - $1,957), for a total of $318,042 in other expenses, During the nine months ended April 30, 2013, we also incurred a $540,788 loss on the conversion of a convertible debenture.

Liquidity and Capital Resources

The following table provides selected financial data about our company for the quarter ended April 30, 2014:

	April 30,	July 31,
	2014	2013
	$	$

Cash	307,303	29,617
Current Assets	373,196	56,045
Total Assets	1,048,739	341,388
Current Liabilities	174,992	644,152
Accumulated Deficit	(3,699,177)	(2,225,038)

As of April 30, 2014, we had cash of $307,303, total current assets of $373,196, total current liabilities of $174,992 and a working capital surplus of $198,204, compared to cash of $29,617, total current assets of $56,045, total current liabilities of $644,152, and a working capital deficit of $588,107 as of July 31, 2013. The increase in our working capital is due to our receipt of additional invested funds as we prepare to open our first growing facility this year, and the settlement of outstanding liabilities through the issuance of common shares.

During the nine months ended April 30, 2014, we received net cash of $1,349,144 from financing activities, compared to net cash received of $466,200 from financing activities during the nine months ended April 30, 2013. The increase is primarily due to $1,500,000 in proceeds we received from the issuance of our common shares (as offset by $80,000 in share issuance costs), $32,500 in proceeds we received from the issuance of a convertible note payable, and $48,424 in proceeds we received from related parties and offset by $151,780 we repaid to related parties. During the same period in the prior year we only received $473,750 in proceeds from the issuance of our common shares, as offset by $7,550 in share issuance costs.

During the nine months ended April 30, 2014, we used net cash of $636,751 on operating activities compared to $309,198 during the nine months ended April 30, 2013. The increase in net cash used was due to our increased operating expenses as we prepare to open our first growing facility this year.

During the nine months ended April 30, 2014, we used net cash of $434,707 on investing activities compared to $144,786 during the period ended April 30, 2013. The increase in cash used was due to our increased purchase of equipment as we prepare to open our first growing facility this year as well as payment for patents on our intellectual property.

From February 10, 2010 (inception) to April 30, 2014, our accumulated deficit was $3,699,177. We are dependent on the funds raised through our equity or debt financing, investing activities, and revenue generated through the sales of our products to fund our operations.

We anticipate that we will meet our ongoing cash requirements by retaining income as well as through equity or debt financing. We plan to cooperate with various individuals and institutions to acquire the financing required to produce and distribute our products and anticipate this will continue until we accrue sufficient capital reserves to finance all of our productions independently.

Plan of Operations

Our 2014 operating plan is focused on revenue generation, product line development and machine design refinement. We recently completed our first growing facility in the Montreal area and have begun commercial scale operations and sales. We will continue research and development activities at our Langley, British Columbia facility, as well as in Montreal with McGill University.

The Montreal growing facility consists of 12 machines and, although small, will have considerable production and associated sales. This new facility is fully operational and will begin shipping product in June.

In addition to the commercial barn operation we will be collaborating with McGill’s McDonald campus to research optimization of the variables of controlled environment agriculture (CEA) and apply those improvements to the new facility. McGill has set up two machines on their campus as well as two machines within our Montreal growing facility. McGill will conduct research in conjunction with their recent NSERC Collaborative Research & Development grant with industry support from us.

The Langley site will continue work on the development of new product lines, machine development and the barn setup process.

We estimate that our expenses over the next 6 months will be approximately $485,000 as summarized in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from investors or other sources.

Description	Potential Completion Date	Estimated Expenses ($)
Cost of sales	6 months	175,000
Sales & marketing expenses	6 months	50,000
Staff and consultanting expenses	6 months	135,000
General and administrative expenses	6 months	125,000
Total		485,000

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

Off-Balance Sheet Arrangements

As of April 30, 2014 we had one off balance sheet transactions that will have or is reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. In collaboration with McGill University researcher Dr. Mark Lefsrud of the Faculty of Agricultural and Environmental Sciences, we will further develop an indoor plant growth system aimed at expanding locally grown food. With industrial support from us, McGill University was recently awarded an NSERC Collaborative Research & Development (CRD) grant in the amount of $240,000 in order to continue the development of this important project. The grant will run for an initial period of two years with the aim of optimizing light emitting diodes to assess photosynthetic efficiency of horticultural plants. The project is focused on the refinement of the photosynthetically active radiation efficiency (PAR curve) of plants using light emitting diodes (LEDs), and the basic science research will be used to optimize the lighting in our cubic farming system to maximize production and reduce energy costs.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2014. Based on the evaluation of these disclosure controls and procedures the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

During the quarter covered by this report there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Not required.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS.

During the period ended April 30, 2014, the Company issued 17,424,083 common shares with a fair value of $479,162 to settle amounts owing of $336,284 to the President of the Company, an officer of the Company, a company controlled by the former president of the Company, and the finance manager. The Company recognized a loss of $71,439 on the settlement of debt.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are included with this quarterly filing:

Exhibit No.	Description

31.1	Sec. 302 Certification of Principal Executive Officer

31.2	Sec. 302 Certification of Principal Financial Officer

32.1	Sec. 906 Certification of Principal Executive Officer

32.2	Sec. 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 16, 2014	Urban Barns Foods Inc.

/s/ Richard Groome
By: Richard Groome
Chief Executive Officer, President & Director

/s/ Horst Hueniken
By: Horst Hueniken
Chief Financial Officer, Principal Accounting Officer & Director