Form 10-Q/A
period 2014-04-30
Urban Barns Foods Inc.
filed 2014-06-17
CIK 1410253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

The sole purpose of this quarterly report on Form 10-Q of Urban Barns Foods Inc. for the period ended April 30, 2014 and filed with the Securities and Exchange Commission (the “SEC”) on June 16, 2014 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to that date, and does not modify or update any related disclosures made in the Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Sec. 302 Certification of Principal Executive Officer (1)
31.2	Sec. 302 Certification of Principal Financial Officer (1)
32.1	Sec. 906 Certification of Principal Executive Officer (1)
32.2	Sec. 906 Certification of Principal Financial Officer (1)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1) Incorporated by reference from our quarterly report on Form 10-Q filed with the SEC on June 16, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 17, 2014	Urban Barns Foods Inc.

/s/ Richard Groome
By: Richard Groome
Chief Executive Officer, President & Director

/s/ Horst Hueniken
By: Horst Hueniken
Chief Financial Officer, Principal Accounting Officer & Director