Form 10-K
period 2014-07-31
Urban Barns Foods Inc.
filed 2014-10-30
CIK 1410253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 000-53942

URBAN BARNS FOODS INC.
(Exact name of registrant as specified in its charter)

Nevada	20-0215404
(State or Other Jurisdiction of Incorporation of	(I.R.S. Employer Identification No.)
Organization)
Office 205 – 290 Lakeshore Road	514-907-4989
Pointe-Claire, Quebec, Canada H9S 4L3
(Address of principal executive offices) (ZIP Code)	(Registrant’s telephone number, including area code)

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
Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 28, 2014 was $3,524,645.18 based on a $0.035 closing price for the Common Stock on October 28, 2014. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

281,182,847 shares of common stock issued & outstanding as of October 28, 2014

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

As used in this annual report, the terms "we", "us", "our", “our company”, and "Urban Barns" mean Urban Barns Foods Inc. and of our consolidated subsidiaries, unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview

We were incorporated as HL Ventures Inc. on May 21, 2007 under the laws of the State of Nevada, and changed our company name to Urban Barns Foods Inc on July 22, 2009. Urban Barns Foods Canada Inc. was incorporated under the laws of the province of Alberta on July 3, 2009 and continued as a federal Canadian corporation on November 12, 2012. On December 4, 2009, we acquired all of the issued and outstanding common shares of Urban Barns Foods (Canada) Inc pursuant to a share exchange agreement dated October 9, 2009. As a result, Urban Barns Foods (Canada) Inc is now our wholly owned subsidiary. Non Industrial Manufacture Inc. was incorporated on February 10, 2010 under the laws of the Province of Alberta. On June 2, 2011 we acquired all of the issued and outstanding common shares of Non Industrial Manufacture Inc. pursuant to a share exchange agreement dated May 2, 2011. As a result, Non Industrial Manufacture Inc. is now also our wholly owned subsidiary. Our principal executive office is located at 205 – 290 Lakeshore Road, Pointe-Claire, Quebec, Canada H9S 4L3. Our telephone number is 514-907-4989. Our fiscal year end is July 31.

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

We have identified a revenue opportunity in the produce industry which we believe is currently underutilized. This consists primarily of producing select fruits and vegetables in a secure, indoor environment in close proximity to urban centers, where the population of potential consumers exceeds that of rural locales, regardless of regional climate or outdoor growing season constraints. Our business plan therefore seeks to eliminate two of the most important logistical problems facing both producers and consumers of organic and conventional fruits and vegetables today:

•	costs and delays related to shipping fresh produce from where it is grown to where it can be sold; and

•	variations in climate that prevents certain produce from being grown in certain markets.

Our strategy is to develop a series of “urban barns” that we use to grow our fruits and vegetables in a number of urban centers, beginning with Montreal, Canada. To do this, we plan to lease and retrofit a series of warehouse-type facilities in high density strategic locations and purchase and install proprietary growing machines to grow our organic and conventional produce. We hope that this will provide consumers with a desirable degree of food security in addition to the other benefits associated with cubic farming, such as a reduced ecological footprint. As of the date of this annual report, we have completed our first growing facility at one such location, in Mirabel, Quebec, a suburb of Montreal, and have begun commercial-scale sales and operations. We have not yet secured any additional locations at which we are able to grow fruit and vegetables in commercially viable quantities.

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

Currently, geography and logistics make local grown organic fruit and vegetables specialty or seasonal produce in areas with harsh winters such as the northeast and mid-west of the USA and all of Canada. The most common method of tapping into this market is with greenhouses. Unfortunately, this is a solution with high fixed costs and high variable costs. Due to the harsh winters and the encroachment on prime agricultural land, there is no realistic way for greenhouse growers to rapidly scale their operations to service all major urban markets. The main suppliers in the sector are large commercial enterprises in South California, or foreign enterprises in Mexico, Chile and Holland. According to figures generated by our management, shipping currently constitutes about 70% of the produce supply chain cost. As such, we believe that an opportunity exists for us to do two things: lower shipping costs without raising the fixed costs, and differentiate our product from other available produce.

Technology

The technology that we use to cultivate our fruits and vegetables consists of a proprietary cubic farming apparatus used to grow produce indoors which takes up a limited amount of space and subjects plants to a variety of light spectrums over the course of their growing cycles. In addition to the land-use benefits it provides, we believe that the growing apparatus makes efficient use of light, energy, water, temperature, production cycle, transportation and labor, and is capable of producing safe, healthy, fresh, high-quality produce in controlled indoor environments. Our strategy of using this technology strategically located in densely populated urban areas will allow us to reduce the cost of production, water usage, carbon emissions and herbicide and pesticide use as compared to traditional methods of farming.

Our technology was developed by us and although the machine is not yet protected by patent, we have filed Patent Corporation Treaty (which covers approximately 145 member countries), USA and Kingdom of Saudi Arabia patent applications to protect this proprietary technology. Currently, we rely on business secrets and know-how to protect our proprietary technology.

Our management believes that each of our growing machines, which occupy approximately 150 square feet of floor space each (and can be stacked on top of each other), will be able to yield as much output as 1500 square feet of greenhouse space, and allow a single greenhouse to produce up to five times the crop yield that it would using standard greenhouse cultivation practices.

Products

We have decided to initially offer the following fruits and vegetables for sale, as we have found that they are relatively easy to propagate and can be grown to maturity in short production cycles: multiple varieties of lettuce, spinach, basil, various herbs, and strawberries. We identified these items due to their high demand and profit potential, but this list is by no means exhaustive.

We have identified major urban centers in the United States and Canada, where the population is dense and many people live in areas serviced by a relatively small number of distant large food growers situated in South California, Mexico and Chile. We envision a network of ‘urban barns’ delivering hundreds of tons of food daily to retailers servicing these urban centers, and millions of people gaining access to our locally grown, fresh, high-quality produce instead of being shipped from Mexico, California or Chile. We believe that this will effectively increase quality of the produce as well as reduce shipping times and the costs of bringing fresh produce to market.

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

The value of the 2008 US vegetable crop was estimated at $10.4 billion, up 4 percent from 2007. In terms of production, the three largest crops were onions, head lettuce and watermelons, which combined to account for 37% of the total production. Tomatoes, head lettuce and onions claimed the highest values, accounting for 32% of the total value when combined. California continued to be the leader in fresh vegetable and melon production, accounting for 49% of annual fresh vegetable and melon output. (Vegetables Annual Summary, NASS, USDA, 2009.)

There are strong indications that consumers are now, more than ever, interested in purchasing safe, locally-grown produce that is subject to a standard of quality such as organic certification. The recent growth of farmer’s markets and the expansion of supermarket chains such as Whole Foods Market and Trader Joe’s demonstrates that demand for such produce exists, as does public concern over herbicide and pesticide use, country-of-origin labeling and greenhouse gas emissions associated with shipping produce hundreds, and even thousands, of miles from farm to retail outlet. The “eat locally” movement has also regularly been touted in the mainstream U.S. media as a method of reducing one’s carbon footprint.

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

Once we have grown our produce, we plan to leverage the infrastructure established by Robyn Jackson, one of our directors, to distribute our fruits and vegetables on a cost-effective basis. We anticipate entering into agreements with a variety of regional distributors in the locations in which we plan to operate once we have established the validity of our business model. Mr. Jackson will be in charge of establishing logistics solutions for the distribution of our produce as well as developing relationships with local distributors and major retailers.

Locations

We recently established our first production “urban barn” in Mirabel, Quebec, Canada, a suburb of Montreal. We targeted Montreal based on the presence of a large potential customer base of approximately 4 million people, and a thriving tourism industry whose hotels and restaurants require a year-round supply of fresh, high-quality produce.

Next, we anticipate investigating other potential locations in corridor that runs between Quebec City and Windsor, Ontario, which is home to 18.5 million urban residents. Our first commercial facility near Montreal as well as many of the potential locations between that city and Windsor, Ontario offer strategic locations for expansion into the United States.

Competition

We compete with a number of unrelated seasonal operators of greenhouses spread across our target market areas. This common method of growing high-quality produce is limited in terms of cost and scale. Operators must incur both high fixed and variable costs to build and maintain specialized structures for this purpose, which makes it difficult for them to scale their operations to optimal size in multiple locations.

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

Intellectual Property

We own the copyright of our logo and all of the contents of our website, www.urbanbarnsfoods.com, and on October 9, 2014 we received an approval notice from the Canadian Intellectual Property Office in respect of our trademark. We do not currently own any other intellectual property rights; however, we have filed for patent protection for our growing technology and growing methods in Canada, USA and internationally. The technology and growing methods that we use to cultivate our fruits and vegetables consists of a proprietary cubic farming apparatus used to grow produce indoors which takes up a limited amount of space and subjects plants to a variety of light spectrums over the course of their growing cycles. In addition to the land-use benefits it provides, we believe that the growing apparatus makes efficient use of light, energy, water, temperature, production cycle, transportation and labor, and is capable of producing safe, healthy, fresh, high-quality produce in controlled indoor environments.

Research and Development

We have spent $205,795 on research and development activities, $70,417 researching, developing and designing our technology for our patent protection filings, and $21,266 on R&D growing machines, lighting and environmental control systems during the fiscal year ended July 31, 2014.

Reports to Security Holders

We are currently subject to the reporting and other requirements of the Exchange Act, and we are therefore required to furnish our shareholders with annual reports containing financial statements audited by our independent auditors and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of our fiscal year.

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

Government Regulation

We are generally required to obtain the necessary government licenses, authorizations and labor permits to legally manage our facilities in the locations in which we operate or plan to operate. Many of our facilities and products will be subject to various laws and regulations administered by the United States Department of Agriculture, the Food and Drug Administration, the Occupational Safety and Health Administration, and other federal, state, local, and foreign governmental agencies relating to the quality and safety of products, sanitation, safety and health matters, and environmental control. We believe that we comply with such laws and regulations in all material respects, and that continued compliance with such regulations will not have a material effect upon capital expenditures, earnings, or our competitive position.

While our business activities do not currently violate any laws, any regulatory changes that impose restrictions or requirements on us or on our customers could adversely affect us by increasing our operating costs, which could have a material adverse effect on our results of operations. We do not currently incur any significant expenses related to compliance with environmental regulations, and do not believe that this will be a significant expense once we establish our ‘Urban Barns’.

Employees

As of October 28, 2014 we had four employees, all of whom engage in administrative tasks connected to our first “urban barn” facility near Montreal, Quebec, Canada. Our directors and officers provide us with services on a consulting basis. Once we have entered into definitive agreements to distribute our produce, we anticipate hiring additional employees to operate our current facility and engaging one or more consultants to provide marketing services to us.

Item 1A.	Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.	Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Properties

Our executive office is located at Suite 205 – 290 Lakeshore Road, Pointe-Claire, Quebec, Canada, H9S 4L3. Our growing facility is located at 13000 Chemin Belanger, Mirabel, Quebec, Canada J7J 2N8.

Item 3.	Legal Proceedings

We are not aware of any pending or threatened legal proceedings which involve us or any of our products or services.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on OTCQB under the trading symbol “URBF”. We cannot assure you that there will be a market in the future for our common stock.

OTCQB securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers. OTCQB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

The following table reflects the high and low bid information for our common stock and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

FINRA OTC Bulletin Board
Quarter Ended	High	Low
July 31, 2014	$0.055	$0.0401
April 30, 2014	$0.048	$0.018
January 31, 2014	$0.05	$0.0151
October 31, 2013	$0.033	$0.01

Holders

As of October 28, 2014 there were 100 holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

On September 5, 2014 our board of directors approved the establishment of the 2014 Stock Option Plan which provides for the issuance of up to a maximum of 10% of our common stock or options to acquire our common stock to our directors, officers, employees and consultants. As of October 28, 2014, options to purchase 17,500,000 shares had been granted.

Recent Sales of Unregistered Securities

We did not complete any previously unreported sales of unregistered securities during the year ended July 31, 2014.

Recent Purchases of Equity Securities by us and our Affiliated Purchases

As of October 28, 2014, we had not repurchased any shares of our common stock and we do not have any publicly announced repurchase plans or programs.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage company with limited operations and revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional financing to fund our operations. Our only source of cash at this time is investments by others in our company.

Liquidity and Capital Resources

As of July 31, 2014, we had cash of $75,969 and total assets of $829,743 compared to cash of $29,617 and total assets of $341,388 as of July 31, 2013. The increase in cash is attributed to the fact that we had additional invested equity capital funds during the year. Our non-cash assets increased during the year due to additional purchases of property and equipment.

Our working capital deficit at July 31, 2014 was $43,124 compared with a working capital deficit of $588,107 at July 31, 2013. The increase in the working capital deficit was due to the fact that we financed our operating costs with the issuance of convertible debentures and shares of our common stock.

As at July 31, 2014, our accumulated deficit was $4,136,312. We are dependent on funds raised through equity or debt financing, investing activities, and revenue generated through the sales of our produce to fund our operations.

We anticipate that we will meet our ongoing cash requirements by retaining income as well as through equity or debt financing. We plan to cooperate with various individuals and institutions to acquire the financing required to grow and sell our produce and anticipate this will continue until we accrue sufficient capital reserves to finance production independently.

Cashflow from Operating Activities

During the year ended July 31, 2014, we used cash of $1,043,982 for operating activities compared with use of $444,430 during the year ended July 31, 2013. The increase in cash used for operating activities was attributable to the fact that we had more operating activity as we opened our first commercial growing facility during the current year and raised more proceeds from equity financing compared to the prior year.

Cashflow from Investing Activities

During the year ended July 31, 2014, we used cash of $463,469 for investing activities compared with the use of $121,704 during the year ended July 31, 2013. The increase in cash used for investing activities was due to the purchase of property and equipment for our first commercial growing facility.

Cashflow from Financing Activities

During the year ended July 31, 2014, we received cash of $1,553,803 from financing activities compared with the receipt of $571,700 from financing activities during the year ended July 31, 2013. The increase in cash provided from financing activities was due to $1,500,000 in proceeds from the issuance of our common stock and $100,000 from share subscriptions received, less finders’ fees paid of $80,000, and $32,500 from the issuance of a convertible debenture that was fully converted in April of the current year.

Plan of Operation

We are an urban produce production company that aims to be the supplier of choice of fresh, locally grown, high-quality organic and conventional fruits and vegetables located close to urban consumers.

We estimate that our expenses over the next 12 months will be approximately $3,079,613 as summarized in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from investors or other sources.

	Potential	Estimated
Description	Completion Date	Expenses
		($)
Cost of Sales	12 months	674,239
Sales & Marketing	12 months	248,212
General & Administration	12 months	857,162
Additional Growing Machines & Building Improvements	12 months	1,300,000
Total		3,079,613

Our general and administrative expenses for the year will consist of professional fees, office maintenance, communication expenses (cellular, internet, fax and telephone), bank charges, courier and postage costs, office supply costs and fees related to our website. We plan to build 7 new large capacity growing machines for installation into currently available space within our Mirabel, Quebec growing facility.

Based on our planned expenditures, we require additional funds of $3,000,000 to proceed with our business plan over the next 12 months. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our obligations as they become due. In such event, we will be forced to delay our growing capacity expansion, scale down or perhaps even cease our operations.

Results of Operations for the Years Ended July 31, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended July 31, 2014 and 2013.

Our operating results for the years ended July 31, 2014 and 2013 are summarized as follows:

	Year Ended
	July 31
	2014	2013

Revenue	$992	$5,691

Depreciation	55,884	$24,098
Foreign exchange (gain) loss	11,659	$(2,674)
General and administrative	1,118,153	$1,051,677
Professional fees	150,207	$165,035
Research and development	205,795	$43,720

Revenues

During the year ended July 31, 2014, we earned revenues of $992 from the sale of produce compared to revenues of $5,691 during the year ended July 31, 2013.

Expenses

For the year ended July 31, 2014, we had total operating expenses of $1,603,196 compared to total operating expenses of $1,281,856 for the year ended July 31, 2013. The increase in operating expenses was attributable to the fact that we engaged in more operating activity due to the commencement of production at our first commercial growing facility during the year, which was supported by the fact that we received more proceeds from financing activities.

Net Loss

Our net loss for the year ended July 31, 2014 was $1,911,274 compared to $1,698,739 for the year ended July 31, 2013. In addition to operating expenses during the year, we also incurred accretion expense of $76,781 relating to the beneficial conversion feature of convertible debentures, $29,115 of interest expense for interest incurred on the convertible debentures, and a loss of $138,113 for the change in the fair value of the derivative liabilities relating to the floating conversion price of our convertible debentures.

During the fiscal year ended July 31, 2014, we incurred net a loss of $1,911,274. Our net loss per share was $0.01 for the year ended July 31, 2014 and $0.01 for the year ended July 31, 2013.

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

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in conformity with accounting principles generally accepted in the United States of America for financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial position.

Use of Estimates

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We regularly evaluate estimates and assumptions related to the useful life and recoverability of long-lived assets, fair value of convertible debt and share-based payments, and deferred income tax valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Stock-Based Compensation

We record stock-based compensation using the fair value method in accordance with ASC 718, “Compensation – Stock Compensation”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

Foreign Currency Translation

Our functional and reporting currency is the U.S. dollar. Monetary assets and liabilities of integrated operations and other monetary assets and liabilities denominated in foreign currencies are translated to U.S. dollars at exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period, except for amortization, which is translated on the same basis as the related asset. The resulting exchange gains or losses are recognized in income.

Inventory

Inventory is comprised of seeds for growing agricultural products and is recorded at the lower of cost or net realizable value on a first-in first-out basis. We establish inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions.

Item 7A	Qualitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

URBAN BARNS FOODS INC.
Consolidated Financial Statements
July 31, 2014 and 2013
(Expressed in U.S. dollars)

Financial Statement Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Urban Barns Foods Inc.

We have audited the accompanying consolidated balance sheets of Urban Barns Foods Inc. as of July 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Saturna Group Chartered Accountants LLP

Vancouver, Canada

October 28, 2014

URBAN BARNS FOODS INC.
Consolidated Balance Sheets
(expressed in U.S. dollars)

	July 31,	July 31,
	2014	2013
	$	$

ASSETS
Current assets
Cash	75,969	29,617
Accounts receivable	1,318	1,143
Amounts receivable	57,976	8,615
Inventory	13,444	1,049
Prepaid expenses and deposits	52,469	15,621
Total current assets	201,176	56,045
Deferred financing costs	–	2,863
Property and equipment (Note 3)	523,286	247,616
Intangible assets (Note 4)	105,281	34,864
Total assets	829,743	341,388

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities (Note 7)	170,555	216,297
Convertible debentures, net of unamortized discount of $nil (Note 5)	–	105,062
Derivative liabilities (Note 6)	–	8,286
Due to related parties (Note 7)	73,745	314,507
Total liabilities	244,300	644,152
Nature of operations and continuance of business (Note 1)
Commitments (Note 11)
Subsequent events (Note 13)
Stockholders’ equity (deficit)
Preferred stock Authorized: 100,000,000 preferred shares, par value $0.001 Issued and outstanding: nil shares	–	–
Common stock, Class A Authorized: 500,000,000 common shares, par value $0.001 Issued and outstanding: 270,746,982 and 153,546,367 shares, respectively	270,747	153,546
Common stock, Class B Authorized: 25,000,000 common shares, value of $0.001 Issued and outstanding: nil	–	–
Additional paid-in capital	4,370,807	2,024,755
Common stock issuable (Note 8)	117,553	–
Deferred compensation (Note 7)	(37,352)	(256,027)
Deficit	(4,136,312)	(2,225,038)
Total stockholders’ equity (deficit)	585,443	(302,764)
Total liabilities and stockholders’ equity (deficit)	829,743	341,388

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
Consolidated Statements of Operations
(expressed in U.S. dollars)

	Year Ended	Year Ended
	July 31,	July 31,
	2014	2013
	$	$

Revenue	992	5,691
Cost of sales	34	1,132

Gross margin	958	4,559

Operating expenses
Depreciation	55,884	24,098
Foreign exchange loss (gain)	11,659	(2,674)
General and administrative (Note 7)	1,118,153	1,051,677
Professional fees (Note 7)	150,207	165,035
Research and development	205,795	43,720
Write-down of property and equipment	61,498	–
Total operating expenses	1,603,196	1,281,856
Loss from operations	(1,602,238)	(1,277,297)
Other expenses
Accretion of discounts on convertible debentures (Note 5)	(76,781)	(132,798)
Amortization of deferred financing costs	(2,863)	(5,075)
Interest expense	(29,115)	(7,715)
Loss on change in fair value of derivative liabilities (Note 6)	(138,113)	(273,897)
Loss on settlement of accounts payable (Note 8)	(62,164)	(1,957)
Total other expenses	(309,036)	(421,442)
Net loss	(1,911,274)	(1,698,739)

Net loss per share, basic and diluted	(0.01)	(0.01)

Weighted average shares outstanding	223,303,185	135,472,634

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in U.S. dollars)

	Common Stock				Additional	Common
	Class A		Class B		Paid-In	Stock	Deferred
	Shares	Amount	Shares	Amount	Capital	Issuable	Compensation	Deficit	Total
	#	$	#	$	$	$	$	$	$
Balance, July 31, 2012	58,823,618	58,824	–	–	258,394	4,200	–	(526,299)	(204,881)
Shares issued for conversion of debenture and accrued interest	28,877,518	28,877	–	–	100,161	–	–	–	129,038
Shares issued for cash	31,475,000	31,475	–	–	452,275	–	–	–	483,750
Shares issued for consulting services	33,971,815	33,972	–	–	405,631	(4,200)	(256,027)	–	179,376
Shares issued to settle debt	398,416	398	–	–	22,223	–	–	–	22,621
Share issuance costs	–	–	–	–	(16,500)	–	–	–	(16,500)
Derivative liabilities relating to debentures converted to shares	–	–	–	–	404,360	–	–	–	404,360
Fair value of stock options granted	–	–	–	–	398,211	–	–	–	398,211
Net loss for the year	–	–	–	–	–	–	–	(1,698,739)	(1,698,739)
Balance, July 31, 2013	153,546,367	153,546	–	–	2,024,755	–	(256,027)	(2,225,038)	(302,764)
Shares issued for cash	88,935,089	88,935			1,411,065	–	–	–	1,500,000
Share issuance costs	–	–	–	–	(140,811)	–	–	–	(140,811)
Shares issued for conversion of debentures and accrued interest	10,841,414	10,842	–	–	126,958	17,553	–	–	155,353
Shares issued for settlement of debt	17,424,112	17,424	–	–	461,738	–	–	–	479,162
Share subscriptions received	–	–	–	–	–	100,000	–	–	100,000
Derivative liabilities relating to debentures converted to shares	–	–	–	–	214,291	–	–	–	214,291
Fair value of stock options granted	–	–	–	–	212,000	–	–	–	212,000
Fair value of brokers’ warrants	–	–	–	–	60,811	–	–	–	60,811
Deferred compensation costs charged to operations	–	–	–	–	–	–	218,675	–	218,675
Net loss for the year	–	–	–	–	–	–	–	(1,911,274)	(1,911,274)
Balance, July 31, 2014	270,746,982	270,747	–	–	4,370,807	117,553	(37,352)	(4,136,312)	585,443

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

	Year Ended	Year Ended
	July 31,	July 31,
	2014	2013
	$	$
Operating Activities
Net loss for the year	(1,911,274)	(1,698,739)
Adjustments to reconcile net loss to net cash used in operating activities: operating activities:
Accretion of discounts on convertible debentures	76,781	132,798
Amortization of deferred financing costs	2,863	5,075
Depreciation	55,884	24,098
Loss on change in fair value of derivative liabilities	138,113	273,897
Loss on settlement of accounts payable	62,164	1,957
Shares issued for consulting fees	218,675	179,376
Stock-based compensation	212,000	398,211
Write-down of property and equipment	61,498	–
Changes in operating assets and liabilities:
Accounts receivable	(175)	(1,143)
Amounts receivable	(49,361)	(8,615)
Inventory	(12,395)	(1,049)
Prepaid expenses and deposits	(36,848)	(3,413)
Accounts payable and accrued liabilities	271,074	27,920
Due to related parties	(132,981)	225,197
Net cash used in operating activities	(1,043,982)	(444,430)
Investing Activities
Purchase of intangible assets	(70,417)	–
Purchase of property and equipment	(393,052)	(121,704)
Net cash used in investing activities	(463,469)	(121,704)
Financing Activities
Proceeds from issuance of convertible debentures	32,500	96,500
Proceeds from issuance of common shares	1,600,000	483,750
Proceeds from related parties	48,424	–
Repayment to related parties	(47,121)	–
Share issuance costs	(80,000)	(8,550)
Net cash provided by financing activities	1,553,803	571,700
Increase in cash	46,352	5,566
Cash, beginning of year	29,617	24,051
Cash, end of year	75,969	29,617
Non-cash investing and financing activities
Fair value of broker warrants issued	60,811	–
Shares issued for settlement of debt	479,162	–
Shares issued for conversion of convertible debentures and accrued interest	155,353	129,038
Derivative liabilities recorded as additional paid-in capital upon conversion of debentures	214,291	404,306
Shares issued for deferred compensation	–	256,027
Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
July 31, 2014
(expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

Urban Barns Foods Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 21, 2007 as HL Ventures Inc. The Company is an urban produce production company that aims to be the supplier of choice for fresh and high-quality organic and conventional fruits and vegetables for urban consumers.

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at July 31, 2014, the Company has not generated significant revenues, has a working capital deficit of $43,124, and has an accumulated deficit of $4,136,312. The continued operations of the Company are dependent on its ability to generate future cash flows from operations or obtain additional financing. Management is obtaining working capital through debt or equity financing until such time that the Company’s operations generate positive operating cash flow. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts receivable represents invoiced amounts to customers for the sale of agricultural products. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines allowance for doubtful accounts based upon historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. As of July 31, 2014 and 2013, the Company had no allowances for doubtful accounts.

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
July 31, 2014
(expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

	(e)	Inventory

Inventory is comprised of seeds for growing agricultural products and packaging materials, and is recorded at the lower of cost or net realizable value on a first-in first-out basis. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions.

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

The Company derives revenue from the sale of agricultural products. In accordance with ASC 605, Revenue Recognition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed and determinable, and collectability is reasonably assured.

	(j)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2014 and 2013, the Company had no items that affected comprehensive loss.

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

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
July 31, 2014
(expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

	(l)	Income Taxes

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

As of July 31, 2014 and 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U. S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company’s, or its wholly-owned subsidiaries’ income tax returns for the years ended July 31, 2014 and 2013.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended July 31, 2014 and 2013, there were no charges for interest or penalties.

	(m)	Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share”, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at July 31, 2014, the Company had 12,237,027 (2013 – 16,959,908) potentially dilutive shares outstanding.

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

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
July 31, 2014
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

(p)	Reclassification

Certain financial statement captions have been reclassified from the prior year to conform to the current year presentation.

(q)	Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard and will not report inception to date financial information.

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

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
July 31, 2014
(expressed in U.S. dollars)

3.	Property and Equipment

				July 31,	July 31,
				2014	2013
		Accumulated		Net Carrying	Net Carrying
	Cost	Depreciation	Impairment	Value	Value
	$	$	$	$	$

Production equipment	707,994	123,209	61,498	523,287	247,616

4.	Intangible Assets

			July 31,	July 31,
			2014	2013
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$
Patent development costs	105,281	–	105,281	34,864

5.	Convertible Debentures

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

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the fair value of the embedded beneficial conversion feature of $27,500. On July 16, 2012, the Company issued 1,061,947 common shares pursuant to the conversion of $12,000. On October 16, 2012, the Company issued 2,804,878 common shares pursuant to the conversion of $11,500. On November 8, 2012, the Company issued 554,348 common shares pursuant to the conversion of the remaining $4,000 and accrued interest of $1,100. During the year ended July 31, 2014, the Company recorded accretion expense of $nil (2013 - $15,298).

(b)

On February 9, 2012, the Company entered into six convertible promissory note agreements with non- related parties for $85,000. Pursuant to the agreement, the loans are unsecured, bear interest at 8% per annum, and are due on November 9, 2012. The loans are convertible into common shares at a conversion price equal to 45% of the average of the three lowest closing prices for the Company’s common shares in the ten trading days prior to conversion, at the option of the note holders, commencing on August 5, 2012.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the fair value of the embedded beneficial conversion feature of $85,000. On August 28, 2012, the Company issued 18,826,134 common shares pursuant to the conversion of $85,000. During the year ended July 31, 2014, the Company recorded accretion expense of $nil (2013 - $85,000).

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
July 31, 2014
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

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the fair value of the embedded beneficial conversion feature of $32,500. On October 16, 2012, the Company issued 6,692,158 common shares pursuant to the conversion of $27,438. On June 11, 2014, the Company agreed to issue 425,865 common shares pursuant to the conversion of $5,062 plus accrued interest of $3,601. During the year ended July 31, 2014, the Company recorded accretion expense of $nil (2013 - $32,500). As at July 31, 2014, the carrying value of the convertible note was $nil (2013 - $5,062).

(d)

On June 12, 2013, the Company entered into a convertible promissory note agreement for $100,000, less deferred financing charges of $3,500. Pursuant to the agreement, the note is unsecured, bear interest at 8% per annum, and are due on March 14, 2014. The loans are convertible into common shares at a conversion price equal to 61% of the average of the three lowest closing prices for the Company’s common shares in the thirty-five trading days prior to conversion, at the option of the note holder, commencing on December 9, 2013.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the fair value of the embedded beneficial conversion feature of $44,281. On December 26, 2013, the Company issued 1,438,849 common shares pursuant to the conversion of $20,000. On January 6, 2014, the Company issued 2,158,273 common shares pursuant to the conversion of $30,000. On January 14, 2014, the Company issued 1,937,984 common shares pursuant to the conversion of $25,000. On January 23, 2014, the Company issued 2,566,372 common shares pursuant to the conversion of the remaining principal of $25,000 plus accrued interest of $4,000. During the year ended July 31, 2014, the Company recorded accretion expense of $44,281 (2013 - $nil). As at July 31, 2014, the carrying value of the convertible note was $nil (2013 - $100,000).

(e)

On September 17, 2013, the Company entered into a convertible promissory note agreement for $32,500, less deferred financing charges of $2,500. Pursuant to the agreement, the note is unsecured, bears interest at 8% per annum, and is due on June 19, 2014. The note is convertible into common shares at a conversion price equal to 61% of the average of the three lowest closing prices for the Company’s common shares in the thirty-five trading days prior to conversion, at the option of the note holder, commencing on March 16, 2014.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the fair value of the embedded beneficial conversion feature of $32,500. On March 21, 2014, the Company issued 1,271,186 common shares pursuant to the conversion of $15,000. On April 2, 2014, the Company issued 1,468,750 common shares pursuant to the conversion of the remaining principal of $17,500 plus accrued interest of $1,300. During the year ended July 31, 2014, the Company recorded accretion expense of $32,500 (2013 - $nil).

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
July 31, 2014
(expressed in U.S. dollars)

6.	Derivative Liabilities

The conversion options of the convertible notes payable, as disclosed in Note 5, are required to be recorded as derivatives at their estimated fair values on each balance sheet date with changes in fair value reflected in the statements of operations.

The fair value of the derivative liabilities for the March 30, 2012, June 12, 2013, and September 17, 2013 convertible notes were $44,844, $44,281, and $52,946 on vesting, respectively. The fair values as at July 31, 2014 and 2013 are as follows:

	July 31,	July 31,
	2014	2013
	$	$
March 2012 convertible debenture	–	8,286

During the year ended July 31, 2014, the Company recorded a loss on the change in fair value of the derivative liabilities of $138,113 (2013 –$273,897).

The fair value of the derivative financial liabilities was determined using the Black-Scholes option pricing model using the following assumptions:

		Risk-free	Expected	Expected
	Expected	Interest	Dividend	Life (in
	Volatility	Rate	Yield	years)

At the issuance date:
March 2012 convertible debenture	178%	0.11%	0%	0.30
June 2013 convertible debenture	361%	0.07%	0%	0.26
September 2013 convertible debenture	251%	0.06%	0%	0.26

7.	Related Party Transactions

	(a)	As at July 31, 2014, the Company owed $61,813 (2013 - $120,079) to directors and officers of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)

As at July 31, 2014, the Company owed $nil (2013 - $48,605) to the former President of Company. The amount owing is unsecured, bears interest at 8% per annum, and due on demand. During the year ended July 31, 2014, the Company incurred interest expense of $1,755 (2013 - $2,623), which has been recorded in accounts payable and accrued liabilities.

(c)

As at July 31, 2014, the Company owed $nil (2013 - $101,649) to a company controlled by the former President of the Company. The amount owing is unsecured, bears interest at 8% per annum, and due on demand. During the year ended July 31, 2014, the Company incurred interest expense of $5,663 (2013 - $6,145), which has been recorded in accounts payable and accrued liabilities.

	(d)	As at July 31, 2014, the Company owed $nil (2013 - $45,900) to the spouse of the former President of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

	(e)	As at July 31, 2014, the Company owed $8,259 (2013 – was owed $1,726) to the Vice President of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

(f)

As at July 31, 2014, the Company owed $nil (2013 - $77,255) to a company controlled by a director and officer of the Company, which has been recorded in accounts payable and accrued liabilities. The amount owing is unsecured, non-interest bearing, and due on demand.

	(g)	As at July 31, 2014, the Company had deferred compensation of $37,352 (2013 - $256,027) incurred to directors and officers of the Company.

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
July 31, 2014
(expressed in U.S. dollars)

7.	Related Party Transactions (continued)

	(h)	During the year ended July 31, 2014, the Company incurred professional fees of $12,600 (2013 - $22,500) to the spouse of the former President of the Company.

	(i)	During the year ended July 31, 2014, the Company incurred consulting fees of $362,389 (2013 - $186,549) to directors and officers of the Company.

(j)

As at July 31, 2014, the Company owed $3,673 (2013 - $nil) to a company controlled by the former President. The amount owing is unsecured, non-interest bearing, and due on demand. During the year ended July 31, 2014, the Company incurred rent of $44,081 (2013 - $45,641) to companies controlled by the former President of the Company.

	(k)	During the year ended July 31, 2014, the Company incurred finders’ fees of $nil (2013 - $7,950) to the Chief Financial Officer of the Company.

	(l)	During the year ended July 31, 2014, the Company incurred finders’ fees of $nil (2013 - $7,550) to a company controlled by a director of the Company.

	(m)	During the year ended July 31, 2014, the Company granted 3,000,000 (2013 – 15,000,000) stock options with a fair value of $120,000 (2013 - $373,053) to directors and officers of the Company.

8.	Common Stock

Share transactions for the year ended July 31, 2014:

(a)

On October 21, 2013, the Company issued 67,567,568 shares of Class A common stock at $0.015 per share for proceeds of $1,000,000. The Company incurred a finders’ fee of $80,000 and issued 2,027,027 agents’ warrants with a fair value of $60,811 in conjunction with the private placement. Refer to Note 9.

	(b)	On December 26, 2013, the Company issued 1,438,849 shares of Class A common stock pursuant to the conversion of $20,000 of the convertible debenture, as described in Note 5(d).

	(c)	On January 6, 2014, the Company issued 2,158,273 shares of Class A common stock pursuant to the conversion of $30,000 of the convertible debenture, as described in Note 5(d).

	(d)	On January 14, 2014, the Company issued 1,937,984 shares of Class A common stock pursuant to the conversion of $25,000 of the convertible debenture, as described in Note 5(d).

(e)

On January 23, 2014, the Company issued 2,566,372 shares of Class A common stock pursuant to the conversion of $25,000 of the convertible debenture and $4,000 of accrued interest, as described in Note 5(d).

	(f)	On March 21, 2014, the Company issued 1,271,186 shares of Class A common stock pursuant to the conversion of $15,000 of the convertible debenture, as described in Note 5(e).

(g)

On April 2, 2014, the Company issued 1,468,750 shares of Class A common stock pursuant to the conversion of $17,500 of the convertible debenture and $1,300 of accrued interest, as described in Note 5(e).

	(h)	On April 8, 2014, the Company issued 21,367,521 shares of Class A common stock at $0.023 per share for proceeds of $500,000.

(i)

On April 11, 2014, the Company issued 17,424,112 shares of Class A common stock with a fair value of $479,162 to settle amounts outstanding amounts owing of $416,998, resulting in a loss on settlement of debt of $62,164.

(j)

On June 11, 2014, the Company agreed to issue 425,865 shares of Class A common stock pursuant to the conversion of $5,062 of the convertible debenture and $3,601 of accrued interest, as described in Note 5(c). As at July 31, 2014, the common shares have not been issued.

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
July 31, 2014
(expressed in U.S. dollars)

8.	Common Stock (continued)

Share transactions for the year ended July 31, 2014 (continued):

	(k)	As at July 31, 2014, the Company received share subscription proceeds of $100,000 related to a private placement closed on August 21, 2014. Refer to Note 13(b).

(l)

During the year ended July 31, 2014, the Company recorded additional paid-in capital of $214,291 related to the fair value of derivative liabilities recorded in equity upon conversion of the convertible debentures.

Share transactions for the year ended July 31, 2013:

	(m)	On August 6, 2012, the Company issued 120,000 shares of Class A common stock for consulting services with a fair value of $4,200, which was recorded in common stock issuable as of July 31, 2012.

	(n)	On August 28, 2012, the Company issued 18,826,134 shares of Class A common stock pursuant to the conversion of $85,000 of convertible debentures, as described in Note 5(b).

(o)

On September 13, 2012, the Company issued 30,000,000 shares of Class A common stock for consulting services with a fair value of $300,000 to officers and directors of the Company. As of July 31, 2013, $256,027 of the amount was recorded in deferred compensation and will be expensed as consulting fees pro-rata over a period of three years from the date of the issuance. The fair value of the shares issued was determined basd on the closing price of the Company’s common stock on the date the Company was obligated to issue the shares.

	(p)	On October 16, 2012, the Company issued 2,804,878 shares of Class A common stock pursuant to the conversion of $11,500 of the convertible debenture, as described in Note 5(a).

	(q)	On October 16, 2012, the Company issued 6,692,158 shares of Class A common stock pursuant to the conversion of $27,438 of the convertible debenture, as described in Note 5(c).

(r)

On October 22, 2012, the Company issued 26,000,000 shares of Class A common stock at $0.01 per share for proceeds of $260,000. The Company paid a finders’ fee of $13,000 in conjunction with the private placement.

(s)

On October 23, 2012, the Company issued 2,000,000 shares of Class A common stock at $0.025 per share for proceeds of $50,000. The Company incurred a finders’ fee of $2,500 in conjunction with the private placement.

(t)

On November 8, 2012, the Company issued 554,348 shares of Class A common stock pursuant to the conversion of $4,000 of the convertible debenture and $1,100 of accrued interest, as described in Note 5(a).

	(u)	On November 21, 2012, the Company issued of 3,000,000 shares of Class A common stock with a fair value of $120,000 for consulting services.

	(v)	On March 6, 2013, the Company issued 128,500 shares of Class A common stock to settle accounts payable of $6,425.

	(w)	On March 20, 2013, the Company issued 851,815 shares of Class A common stock with a fair value of $15,403 for consulting services.

(x)

On March 25, 2013, the Company issued 269,916 shares of Class A common stock with a fair value of $16,195 to settle accounts payable of $14,238 which resulted in a loss on settlement of debt of $1,957.

(y)

On May 17, 2013, the Company issued 3,475,000 shares of Class A common stock at $0.05 per share for proceeds of $173,750. The Company incurred a finders’ fee of $1,000 in conjunction with the private placement.

(z)

During the year ended July 31, 2013, the Company recorded additional paid-in capital of $404,360 related to the fair value of derivative liabilities recorded in equity upon conversion of the convertible debentures.

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
July 31, 2014
(expressed in U.S. dollars)

9.	Share Purchase Warrants

On November 1, 2013, the Company issued 2,027,027 share purchase warrants pursuant to a financing agreement. The warrants have an exercise price of $0,07 per Class A common stock and expire on October 31, 2016. The fair value of the stock options were valued at $60,811 using the Black-Scholes option pricing model assuming a risk free rate of 0.61%, an expected life of 3 years, volatility of 539%, and no expected dividends.

The following table summarizes the continuity of share purchase warrants:

		Weighted Average
	Number of	Exercise Price
	Warrants	$
Balance, July 31, 2012 and 2013	–	–
Granted	2,027,027	0.07
Balance, July 31, 2014	2,027,027	0.07

10.	Stock Options

The Company has adopted a stock option plan pursuant to which options may be granted to directors, officers, employees and consultants of the Company to a maximum of 25,000,000 shares issued and outstanding at the time of the grant. The exercise price and the vesting terms of each option is equal to the market price on the date of the grant.

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Aggregate
		Average	Intrinsic
	Number	Exercise Price	Value
	of Options	$	$
Outstanding, July 31, 2012	–	–	–
Granted	15,850,000	0.10
Expired	(50,000)	0.10
Outstanding, July 31, 2013	15,800,000	0.10	–
Granted	5,300,000	0.10
Expired	(600,000)	0.10
Forfeited	(10,000,000)	0.10
Outstanding, July 31, 2014	10,500,000	0.10	–

Additional information regarding stock options as of July 31, 2014, is as follows:

Outstanding and exercisable
Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise Prices	Number of	Contractual Life	Exercise Price
$	Options	(years)	$
0.10	10,500,000	8.8	0.10

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
July 31, 2014
(expressed in U.S. dollars)

10.	Stock Options (continued)

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	2014	2013
Risk-free interest rate	2.71%	1.70%
Expected life (in years)	10.0	9.5
Expected volatility	475%	218%

The fair value of stock options vested during the year ended July 31, 2014 was $212,000 (2013 – $398,211) which was recorded as stock-based compensation and charged to operations. The weighted average fair value of stock options granted during the year ended July 31, 2014 was $0.04 (2013 – $0.02) per option.

11.	Commitments

(a)

On November 1, 2012, the Company entered into three consulting agreements with directors and officers of the Company. Each agreement pays each director and officer a consulting fee of $5,000 per month until November 1, 2017. On August 19, 2014, the Company agreed to amend the annual consulting fees due to the President of the Company to $125,000.

(b)

On December 1, 2012, the Company entered into a research agreement with McGill University (“McGill”), where McGill will perform testing, research and development towards improvements and efficiency gains on the Company’s patent-pending growing machines. Under the terms of the agreement, the Company will pay $500,000, where $25,000 is due upon the signing of the agreement (paid), $75,000 is due when the Company either completes financing or four growing machines, and $100,000 annually on January 1, 2014, 2015, 2016, and 2017. Pursuant to the amendment dated October 30, 2013, payments of $100,000 annually are due on October 1, 2014, 2015, 2016, and 2017. The agreement expires on January 1, 2018.

(c)

On March 19, 2014, the Company leased a warehouse located in Quebec. The term of the lease commences on March 20, 2014, and expires on May 31, 2019. The monthly lease rate is subject to an annual increase of 2%. The minimum lease payments over the remaining term of the lease are as follows:

Year	$
2015	190,585
2016	194,396
2017	197,826
2018	202,250
2019	170,774
955,831

(d)

On July 17, 2014, the Company entered into a lease agreement for a delivery van at a rate of $630 per month until July 17, 2019. The minimum lease payments over the remaining term of the lease are as follows:

Year	$
2015	7,560
2016	7,560
2017	7,560
2018	7,560
2019	7,560
37,800

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
July 31, 2014
(expressed in U.S. dollars)

12.	Income Taxes

The Company has net operating losses carried forward of $3,444,543 available to offset taxable income in future years which expires in beginning in fiscal 2030.

The Company is subject to United States federal and state income taxes and Canadian federal and provincial taxes. The reconciliation of the provision for income taxes compared to the Company’s income tax expense as reported is as follows:

	2014	2013
	$	$
Income tax recovery at statutory rate	(557,521)	(530,912)
Permanent differences and other	128,492	269,512
Change in enacted tax rates	10,937	(9,873)
Valuation allowance change	418,092	271,273
Provision for income taxes	–	–

The significant components of deferred income taxes assets and liabilities as at July 31, 2014 and 2013 are as follows:

	2014	2013
	$	$
Net operating losses carried forward	967,408	553,355
Property and equipment	(6,359)	(10,398)
Valuation allowance	(961,049)	(542,957)
Net deferred income tax asset	–	–

As at July 31, 2014, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

13.	Subsequent Events

(a)

On August 30, 2014, the Company granted 7,000,000 stock options to officers, directors, employees and consultants. The stock options vest immediately, have an exercise price of $0.10 per Class A common stock, and expire on August 29, 2024.

(b)

On August 21, 2014, the Company completed a private placement for 10,010,000 units for gross proceeds of $500,500, of which $100,000 had been received as at July 31, 2014. Each unit consists of one share of Class A common stock and one share purchase warrant exercisable into one additional share of Class A common stock at a price of $0.075 per share until August 20, 2017. Refer to Note 8(k).

(c)

On September 5, 2014, the Company adopted the 2014 Stock Option Plan, which allows for the issuance of up to 10% of the Company’s issued and outstanding common shares. As of the date of filing, the Company has not issued any stock options under the 2014 Stock Option Plan.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms relating to our company, particularly during the period when this report was being prepared.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of July 31, 2014, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was effective as of the evaluation date.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last quarter of our fiscal year ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, and position of our executive officers and directors of as of October 28, 2014.

Name	Age	Position
Richard T. Groome	56	President, Chief Executive Officer, Director
Horst Hueniken	56	Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director
Robyn Jackson	68	Director
Jeremy Kendall	74	Director

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

Richard T. Groome, President, Chief Executive Officer, Director

Richard Groome has been our President and Chief Executive Officer since December 11, 2013, and our directors since June 25, 2012. He is the Managing Partner of Notre-Dame Capital Inc. (“NDC”). His expertise stems from financing small and mid-size emerging growth companies. Prior to NDC, Mr. Groome started Groome Capital and created one of Canada’s leading underwriter of IPO’s, private placements and secondary offerings on the Internet. The firm was sold to Desjardins in Securities in 2001, when Mr. Groome joined a new and vibrant executive team with a very aggressive plan to grow Desjardins Securities into the top 10 securities firms in the country. In 2005, this was accomplished and he left Desjardins (Canada’s seventh largest financial institution) to establish NDC.

Mr. Groome has been in the financial industry for more than 20 years at such firms as Groome Capital, Marleau Lemire Securities, Sprott Securities and Levesque Beaubien Geoffrion. He has actively managed or participated in over 400 small cap financings, representing some $4 billion. Mr. Groome was a director of the CDNX Exchange, the predecessor of the TSX Venture exchange for several years and currently sits on the boards of directors of several private and public companies. He is currently the Chairman of Oriana Technologies and Bitumen Capital Inc., the interim CEO of Oriana Technologies, the President of Bitumen Capital Inc., and a non-executive director of Hitlab Inc Mr. Groome holds a BA in Economics from McGill University and is very active in numerous philanthropic projects, most notably involving underprivileged children in Montreal and Peru, and the World Wildlife Fund.

Horst Hueniken, Chief Financial Officer, Secretary, Treasurer, Director

Horst Hueniken has been our Chief Financial Officer, Secretary and Treasurer since December 11, 2013, and our director since October 29, 2013. For the past 25 years, he has served as Managing Director, Research Analyst and Portfolio Manager of a number of corporations on the buy- and sell-sides of the investment management and investment dealer businesses. Since January 2009, he has focused on investments in the agriculture and aquaculture sectors, globally, and since July 2012 he has been a Vice President and Portfolio Manager at Goodman & Company, Investment Counsel Inc., where he is responsible for investing the firm’s capital in private and public firms across the entire agricultural and aquaculture value chains. Prior to that, from October 2011 through May 2012, Mr. Hueniken was a self-employed Portfolio Manager, where he spearheaded the launch of Hybrid Global Agriculture, a fund for accredited investors seeking agricultural sector exposure.

From September 2002 through to September 2011, Mr. Hueniken was a Managing Director and Research Analyst with Stifel, Nicolaus & Company, Inc. as well as two of its predecessor firms. Mr. Hueniken earned a Masters of Business Administration in 1987 at Richard Ivey School of Business, London, Ontario, and earned a Bachelor of Applied Science in Mechanical Engineering in 1982 from the University of Waterloo, Ontario. Mr. Hueniken earned the designation of Chartered Financial Analyst in 1992, and he is currently registered with the Ontario Securities Commission as portfolio manager. Mr. Hueniken is also the Chairman of AgriMarine Holdings Inc., and a non-executive director of Blue Goose Capital Corp., Xylitol Canada Inc. and Liberty Resources Limited.

Robyn Jackson, Director

Mr. Jackson has been our director since December 4, 2009.

Mr. Jackson founded Robyn’s Transportation & Distribution Services Ltd. (formerly Robyn’s Trucking) in Alberta, Canada in 1976, served as its President and Chief Executive Officer for 33 years and built the company into a niche refrigerated shipper of food and propagated plants, with annual revenues of more than CAD$17,000,000. Mr. Jackson’s former company owned five refrigerated distribution facilities across Western Canada, employed more than 60 professional drivers and shipped food products and plants to all Wal-Mart, Sobeys and Canadian Tire stores in Canada located west of Thunder Bay, Ontario. It also delivered goods to Canadian Superstore and Safeway warehouses across Western Canada.

Jeremy Kendall, Director

Mr. Jackson has been our director since February 7, 2014.

Mr. Kendall is currently Chairman of SunOpta Inc (TSX:SOY) and Opta Minerals Inc. (TSX:OPM). In addition, Mr. Kendall serves on the board of directors of Mascoma Corporation, a renewable fuels company in which SunOpta has a 18.65% ownership position. Mr. Kendall also serves as a director of Asia Bio-Chem Group Corp. (TSX: ABC), a major starch manufacturer in China, and is the Chairman of Jemtec Inc., listed on the TSXV. He is also a director of a number of private and charitable organizations and was Chairman of the College of Naturopathic Medicine for five years from 1993 to 1997.

Mr. Kendall has a BA in Economics (1962) and an MBA (1964) from the University of Western Ontario.

Board of Directors and Director Nominees

Since our Board of Directors does not include a majority of independent directors, its decisions regarding director nominees are made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, at any time not less than 90 days prior to the next annual Board meeting at which the slate of director nominees is adopted, the Board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of our security holders. If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a rsum supporting the nominee's qualifications to serve on the Board, as well as a list of references.

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

Conflicts of Interest

Except for Richard T. Groome and Robyn Jackson, our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities, engaged in business activities similar to those we conduct.

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We have a code of ethics manual that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Significant Employees

Other than as described above, we do not expect any other individuals to make a significant contribution to our business.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past 10 years:

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

5.

Such person was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

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

Director Independence

Our securities are quoted on the OTCQB which does not have any director independence requirements. However, we plan to develop a definition of independence in the near future and scrutinize our Board of Directors with regard to this definition.

Audit Committee

On February 5, 2010, we established an audit committee, the current members of which are Richard T. Groome, Horst Hueniken, Robyn Jackson and Jeremy Kendall. Neither Mr. Groome nor Mr. Hueniken are independent members of the committee pursuant to NASDAQ Listing Rule 5605(a)(2) and National Instrument 52-110 of the Canadian Securities Administrators (“NI 52-110”), since they are our executive officers. The Board of Directors adopted a charter for the audit committee on February 5, 2010.

The audit committee is responsible for reviewing both our interim and annual consolidated financial statements. For the purposes of performing their duties, the members of the audit committee have the right, at all times, to inspect all our books and financial records and discuss with management and our independent auditors any accounts, records and matters relating to our financial statements. The audit committee is required to meet at least four times per year and at least quarterly with our independent auditors.

Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the audit committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director of us and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the Board.

Significant Employees

Other than the directors and officers described above, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers or directors.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended July 31, 2014, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

Our Board of Directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board of Directors, our officers including our president, Chief Executive Officer and Chief Financial Officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to us. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was included as Exhibit 14.1 to our Registration Statement on Form S-1 filed with the SEC on June 3, 2010. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Urban Barns Foods Inc., 205 – 290 Lakeshore Road, Pointe-Claire, Quebec, H9S 4L3, Canada.

Item 11.	Executive Compensation

The following summary compensation table sets forth the total annual compensation paid or accrued by us to or for the account of certain of our directors and executive officers. None of our other executive officers received compensation in excess of $100,000 during the fiscal year ended July 31, 2014.

Summary Compensation

						Non-
						Equity	Non-qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Richard T. Groome,
President, CEO, and	2014	60,000	0	0	0	0	0	0	60,000
Director(1)

	2013	45,000	0	200,000	124,350	0	0	0	369,350

	2014	60,000	0	0	40,000	0	0	0	100,000
Robyn Jackson,
Director(2)
	2013	0	0	0	0	0	0	0	0

	2014	0	0	0	40,000	0	0	0	40,000
Horst Hueniken,
Chairman, CFO, and
Director(3)	2013	0	0	0	0	0	0	0	0

	2014	0	0	0	40,000	0	0	0	40,000
Jeremy Kendall,
Director(4)
	2013	0	0	0	0	0	0	0	0

Daniel Meikleham,	2014	25,000	0	0	0	0	0	0	25,000
Former President,
CEO, CFO, and
Director(5)	2013	60,000	0	0	124,350	0	0	0	184,350

(1)	Richard Groome has been our President and CEO since December 11, 2013 and our director since June 25, 2012.
(2)	Robyn Jackson has been our director since December 4, 2009.
(3)	Horst Hueniken has been our director since October 29, 2013 and our CFO, Secretary, Treasurer since December 11, 2013.
(4)	Jeremy Kendall has been our director since February 7, 2014.
(5)	Daniel Meikleham was our President, CEO, CFO and director from December 4 2009 to December 10, 2013.

We pay compensation of $5,000 per month to Richard T. Groome and to Robyn Jackson for services as our directors. On August 19, 2014, we amended our consulting agreement with Richard T. Groome to increase fees to $125,000 per annum.

Except for options granted to Richard T. Groome, Robyn Jackson, Horst Hueniken and Jeremy Kendall, as provided below, our executive officers and directors did not receive any other compensation or benefits for serving as directors or officers.

Option Grants

We granted 8,000,000 options to purchase common stock at an exercise price of $0.10 to our executive officers and directors from our inception to July 31, 2014.

Management Agreements

On September 13, 2012, we entered into an executive service agreement with Richard T. Groome as our director. In accordance with the terms and provisions of the agreements, we issued 5,000,000 shares of Class A common stock to Mr. Groome. Furthermore, we issued an additional 15,000,000 share of Class A common stock to Mr. Groome for directly or indirectly introducing us to a third party who invested a minimum of $1,000,000 in our securities.

On November 1, 2012, we entered into a consulting agreement with Mr. Groome as our officer pursuant to which we are obligated to pay Mr. Groome a consulting fee of $5,000 per month until November 1, 2017. On August 19, 2014, we amended the terms of our consulting agreement with Mr. Groome to $125,000 per annum.

Compensation of Directors

Our directors received at total of $250,000, 36,150,000 shares of our Class A common stock, and 8,000,000 options to purchase shares of our Class A common stock as compensation for their services as directors from our inception to July 31, 2014. We will compensate our directors for their services in the future, and such directors are expected in the future to receive cash, shares of our common stock and/or options to purchase additional shares of our common stock as awarded by our Board of Directors or by any compensation committee that may be established.

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

Change of Control

As of October 28, 2014, we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 28, 2014 by: (i) each of our directors, (ii) each of our named executive officers and (iii) owners of 5% or more of our common stock. There was no other person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

		Amount and
	Name and Address of	Nature of	Percent of
Title of Class	Beneficial Owner	Beneficial	Class
		Ownership	(1)

	Richard T. Groome (2)
Class A	Suite 205 – 290 Lakeshore Road
Common	Pointe-Claire, Quebec	32,557,595 (3)	10.95
Stock	Canada H9S 4L3
	Robyn Jackson (4)
Class A	72 Prestwick Estate Way SE
Common	Calgary, Alberta	8,425,000 (5)	2.83
Stock	Canada T2Z 3Y9
	Jeremy Kendall (6)
Class A	17121 Mississauga Road
Common	Belfountain, Ontario	7,273,504 (7)	2.43
Stock	Canada L7K 0G1
	Horst Hueniken (8)
Class A	17121 Mississauga Road
Common	Belfountain, Ontario	2,000,000 (9)	0.67
Stock	Canada L7K 0G1
	All Officers and Directors as a Group	50,256,099	16.79
	Jacob Benne (10)
Class A	7170 Glover Drive
Common	Milner, British Columbia	33,936,015 (11)	11.34
Stock	Canada V0X 1T0
	Dundee Agricultural Corporation
Class A	1 Adelaide Street East, Suite 2100
Common	Toronto, Ontario	114,411,585 (12)	38.23
Stock	Canada M5C 2V9

(1)

Based on 299,307,847 shares and options/warrants issued directors and beneficial owners – which includes 281,182,847 shares of our Class A common stock issued and outstanding, 13,125,000 options to purchase one share each and 5,000,000 warrants to purchase one share each as of October 28, 2014.

(2)	Richard T. Groome is our President, CEO and director.
(3)

Includes 20,000,000 shares held by Notre-Dame Capital Inc., a company over which Mr. Groome has sole voting and investment power, 1,500,000 shares held by Roxy & Bear Investments, a company over which Mr. Groome has shared voting and investment power with his wife, 50,000 shares held by Alexandra Groome, Mr. Groome’s daughter, 50,000 shares held by Ryan Groome, Mr. Groome’s son and 7,850,000 options to purchase one share each.

(4)	Robyn Jackson is our Director.
(5)	Includes 6,150,000 shares and 2,275,000 options to purchase one share each.
(6)	Jeremy Kendall is our director.
(7)	Includes 5,273,504 shares, 1,000,000 options to purchase one share each and 1,000,000 warrants to purchase one share each.
(8)	Horst Hueniken is our director.
(9)	Includes 2,000,000 options to purchase one share each.
(10)	Jacob Benne is our former President, former Chief Executive Officer and former director (retired October 2, 2013).
(11)	Includes 21,775,000 shares held by the Benne Family Trust, a trust over which Mr. Benne has sole voting and investment power.
(12)	Includes 110,411,585 shares, and 4,000,000 warrants to purchase one share each.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Our research and development is conducted by McGill University at their university facilities and at our growing facility in Mirabel, Quebec, Canada. Under this program, we have spent $252,802 classified as research and development, $105,281 for patent protection filings and $247,616 for R&D growing machines and systems as of July 31, 2014.

As at July 31, 2014, we owed $70,072 (2013 - $168,684) to our directors and officers, $nil (2013 - $46,900) to the spouse of Daniel Meikleham, our former President, CEO, CFO and director, and $3,673 (2012 - $178,904) to companies controlled by our officers and directors.

NI 52-110

We are a reporting issuer in the Provinces of British Columbia, Alberta and Quebec. NI 52-110 requires us, as a venture issuer, to disclose in our annual report certain information concerning the constitution of our audit committee and our relationship with our independent auditor. As defined in NI 52-110, Richard T. Groome and Host Hueniken are not independent directors. A description of the education and experience of our directors that is relevant to the performance of their responsibilities as audit committee members is included in Item 10 of this annual report.

The only member of our audit committee that is “financially literate” as defined in NI 52-110 is Horst Hueniken.

Since the commencement of our most recently completed financial year, our Board of Directors has not failed to adopt a recommendation of the audit committee to nominate or compensate an external auditor.

Since the commencement of our most recently completed financial year, we have not relied on the exemptions contained in sections 2.4 or 8 of NI 52-110. Section 2.4 (De Minimis Non-audit Services) provides an exemption from the requirement that the audit committee must pre-approve all non-audit services to be provided by the auditor, where the total amount of fees related to the non-audit services are not expected to exceed 5% of the total fees payable to the auditor in the fiscal year in which the non-audit services were provided. Section 8 (Exemptions) permits us to apply to a securities regulatory authority for an exemption from the requirements of NI 52-110 in whole or in part.

Our audit committee has adopted specific policies and procedures for the engagement of non-audit services as set out in our audit committee charter.

National Instrument 58-101

As a reporting issuer in the Provinces of British Columbia, Alberta and Quebec, National Instrument 58-101 of the Canadian Securities Administrators requires us, as a venture issuer, to disclose in our annual report certain information concerning corporate governance disclosure.

Board of Directors

Our Board of Directors currently consists of four directors. We have determined that only Robyn Jackson and Jeremy Kendall are independent as that term is defined in NI 52-110 due to the fact that our other directors are also our executive officers.

Directorships

Other than as described above, our directors are not currently directors of any other reporting issuers (or the equivalent in a foreign jurisdiction).

Orientation and Continuing Education

We have an informal process to orient and educate new recruits to our Board of Directors regarding their role on the Board and our committees, as well as the nature and operations of our business. This process provides for an orientation with key members of management, and further provides access to materials necessary to inform them of the information required to carry out their responsibilities as a member of our Board of Directors. This information includes our most recent budget approved by the Board of Directors, our most recent annual report, our audited financial statements and copies of our interim financial statements.

The Board does not provide continuing education for our directors. Each director is responsible for maintaining the skills and knowledge necessary to meet their obligations as a director.

Ethical Business Conduct

Other than as set out in our Code of Business Conduct and Ethics, our Board of Directors does not take any formal steps to encourage and promote a culture of ethical business conduct as it has found that the fiduciary duties placed on individual directors by our governing corporate legislation and the common law have been sufficient to ensure that the Board operates independently of management and in our best interests.

Nomination of Directors

See “Board of Directors and Director Nominees” in Item 10 of this annual report.

Compensation

See “Compensation of Directors” in Item 11 of this annual report.

Assessments

Our Board of Directors intends for individual director assessments to be conducted by other directors, taking into account each director’s contributions at Board meetings, service on committees, experience base, and their general ability to contribute to one or more of our major needs. However, due to our stage of development and our need to deal with other urgent priorities, the Board has not yet implemented such a process of assessment.

Item 14.	Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The aggregate fees billed for our most recently completed fiscal year ended July 31, 2014 and for our fiscal year ended July 31, 2013 for professional services rendered by our independent auditors for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q as well as services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31
	2014 ($)	2013 ($)
Audit Fees	24,800	26,400
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	24,800	26,400

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

Exhibits

Exhibit	Exhibit
Number	Description

2.1	Share Exchange Agreement with Non Industrial Manufacture Inc. dated May 2, 2011 (Incorporated by reference from our Current Report on Form 8-K/A filed on June 2, 2011)

3.1	Articles of Incorporation of Urban Barns Foods Inc. (formerly HL Ventures Inc.) (Incorporated by reference from our Registration Statement on Form SB-2 filed on September 6, 2007)

3.2	Certificate of Amendment filed with the Nevada Secretary of State on June 28, 2011 (Incorporated by reference from our Current Report on Form 8-K filed on July 25, 2011)

3.3	Bylaws (Incorporated by reference from our Registration Statement on Form SB-2 filed on September 6, 2007) 2014 Stock Option Plan (Incorporated by reference from our Current Report on Form 8-K

10.1	filed on September 11, 2014) Code of Business Conduct and Ethics (Incorporated by reference from our Registration

14.1	Statement filed on Form S-1 June 3, 2010) List of Subsidiaries: Urban Barns Foods Inc., a Canadian Company, Non-Industrial

21	Manufacture, an Alberta, Canada company.

31.1*	Section 302 Certification of Principal Executive Officer

31.1*	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.1*	Section 906 Certification Principal Financial Officer

*filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN BARNS FOODS INC.

Date: October 28, 2014	By:	/s/ Richard T. Groome
Richard T. Groome
President, Chief Executive Officer, and Director

Date: October 28, 2014		/s/ Horst Hueniken
Horst Hueniken
Chairman, Chief Financial Officer, Principal
Accounting Officer, Secretary, Treasurer and
Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Richard T.Groome		October 28, 2014
Richard T.Groome	President, Chief Executive Officer,
and Director

/s/ Horst Hueniken		October 28, 2014
Horst Hueniken	Chairman, Chief Financial Officer,
Principal Accounting Officer,
Secretary, Treasurer and Director

/s/ Robyn Jackson		October 28, 2014
Robyn Jackson	Director

/s/ Jeremy Kendall		October 28, 2014
Jeremy Kendall	Director