Form 10-Q
period 2014-10-31
Urban Barns Foods Inc.
filed 2014-12-22
CIK 1410253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

As of December 20, 2014 the registrant’s outstanding common stock consisted of 281,182,847 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of Urban Barns Foods Inc. (the “Company”, “Urban Barns”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

URBAN BARNS FOODS INC.
Consolidated Financial Statements
For the period ended October 31, 2014
(Expressed in U.S. dollars)
(unaudited)

Financial Statement Index

URBAN BARNS FOODS INC.
Consolidated Balance Sheets
(expressed in U.S. dollars)

	October 31,	July 31,
	2014	2014
	$	$
	(unaudited)
ASSETS

Current assets
Cash	108,081	75,969
Accounts receivable	11,097	1,318
Amounts receivable	82,229	57,976
Inventory	19,648	13,444
Prepaid expenses and deposits	44,411	52,469
Total current assets	265,466	201,176
Property and equipment (Note 3)	584,957	523,286
Intangible assets (Note 4)	108,851	105,281
Total assets	959,274	829,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 6)	191,655	170,555
Due to related parties (Note 6)	61,744	73,745
Note payable (Note 5)	197,835	–
Total liabilities	451,234	244,300
Nature of operations and continuance of business (Note 1)
Commitments (Note 10)
Subsequent events (Note 11)

Stockholders’ equity

Preferred stock Authorized: 100,000,000 preferred shares, par value $0.001 Issued and outstanding: nil shares	–	–

Common stock, Class A Authorized: 500,000,000 common shares, par value $0.001 Issued and outstanding: 281,182,847 and 270,746,982 shares, respectively	281,183	270,747

Common stock, Class B Authorized: 25,000,000 common shares, value of $0.001 Issued and outstanding: nil shares	–	–

Additional paid-in capital	5,158,424	4,370,807

Common stock issuable (Note 7)	–	117,553

Deferred compensation (Note 6)	(28,950)	(37,352)

Accumulated deficit	(4,902,617)	(4,136,312)

Total stockholders’ equity	508,040	585,443

Total liabilities and stockholders’ equity	959,274	829,743

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	October 31,	October 31,
	2014	2013
	$	$
Revenue	17,252	–
Cost of sales	5,908	–

Gross margin	11,344	–

Operating expenses
Depreciation	27,310	14,582
Foreign exchange loss (gain)	2,827	(1,799)
General and administrative (Note 6)	467,455	261,415
Professional fees (Note 6)	64,910	37,189
Research and development	215,147	4,218
Total operating expenses	777,649	315,605
Loss from operations	(766,305)	(315,605)
Other income (expense)
Amortization of deferred financing costs	–	(1,170)
Gain (loss) on change in fair value of derivative liabilities	–	(4,235)
Interest expense	–	(17,789)
Total other income (expense)	–	(23,194)
Net loss	(766,305)	(338,799)

Net loss per share, basic and diluted	–	–

Weighted average shares outstanding	278,242,125	160,890,668

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	October 31,	October 31,
	2014	2013
	$	$
Operating Activities
Net loss for the period	(766,305)	(338,799)
Adjustments to reconcile net loss to net cash used in operating activities: operating activities:
Amortization of deferred financing costs	–	1,170
Depreciation	27,310	14,582
Deferred compensation	8,402	162,602
Loss on change in fair value of derivative liabilities	–	4,235
Stock-based compensation	280,000	–
Changes in operating assets and liabilities:
Accounts receivable	(9,779)	15
Amounts receivable	(24,253)	(729)
Inventory	(6,204)	–
Prepaid expenses and deposits	8,058	1,440
Accounts payable and accrued liabilities	21,100	44,742
Due to related parties	(12,001)	60,207
Net cash used in operating activities	(473,672)	(50,535)
Investing Activities
Purchase of intangible assets	(3,570)	–
Purchase of property and equipment	(88,981)	–
Net cash used in investing activities	(92,551)	–
Financing Activities
Proceeds from issuance of convertible debentures	–	32,500
Proceeds from issuance of common shares	400,500	1,000,000
Proceeds from note payable	197,835	–
Proceeds from related parties	–	48,424
Net cash provided by financing activities	598,335	1,080,924
Increase in cash	32,112	1,030,389
Cash, beginning of year	75,969	29,617
Cash, end of year	108,081	1,060,006
Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
Consolidated Statements of Stockholders’ Equity
(Expressed in U.S. dollars)
(unaudited)

	Common Stock				Additional	Common
	Class A		Class B		Paid-In	Stock	Deferred
	Shares	Amount	Shares	Amount	Capital	Issuable	Compensation	Deficit	Total
	#	$	#	$	$	$	$	$	$
Balance, July 31, 2014	270,746,982	270,747	–	–	4,370,807	117,553	(37,352)	(4,136,312)	585,443
Shares issued for cash	10,435,865	10,436	–	–	507,617	(117,553)	–	–	400,500
Fair value of stock options granted	–	–	–	–	280,000	–	–	–	280,000
Deferred compensation costs	–	–	–	–	–	–	8,402	–	8,402
Net loss for the period	–	–	–	–	–	–	–	(766,305)	(766,305)
Balance, October 31, 2014	281,182,847	281,183	–	–	5,158,424	–	(28,950)	(4,902,617)	508,040

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

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at October 31, 2014, the Company has not generated significant revenues, has a working capital deficit of $185,768, and has an accumulated deficit of $4,902,617. The continued operations of the Company are dependent on its ability to generate future cash flows from operations or obtain additional financing. Management is obtaining working capital through debt or equity financing until such time that the Company’s operations generate positive operating cash flow. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the collectability of accounts and amounts receivable, valuation of inventory, useful life and recoverability of long-lived assets, valuation of convertible debentures, assumptions used to determine the fair value of stock-based compensation, and deferred income tax valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	(c)	Interim Financial Statements

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

Accounts receivable represents invoiced amounts to customers for the sale of agricultural products. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines allowance for doubtful accounts based upon historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. As of October 31 and July 31, 2014, the Company had no allowances for doubtful accounts.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31 and July 31, 2014, the Company had no items that affected comprehensive loss.

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

	(m)	Income Taxes

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

As of October 31 and July 31, 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the year ended July 31, 2014, there were no charges for interest or penalties.

	(n)	Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share”, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at October 31, 2014, the Company had 29,537,027 (July 31, 2014 – 12,237,027) potentially dilutive shares outstanding.

	(o)	Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value.

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

	(o)	Financial Instruments and Fair Value Measures (continued)

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

The Company’s financial instruments consist principally of cash, accounts receivable, amounts receivable, accounts payable and accrued liabilities, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations, with the exception of derivative liabilities which is a “Level 2” input.

	(p)	Stock-based Compensation

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

	(q)	Reclassification

Certain financial statement captions have been reclassified from the prior year to conform to the current year presentation.

	(r)	Recent Accounting Pronouncements

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

(r) Recent Accounting Pronouncements (continued)

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

3.	Property and Equipment

				October 31,	July 31,
				2014	2014
		Accumulated		Net Carrying	Net Carrying
	Cost	Depreciation	Impairment	Value	Value
	$	$	$	$	$
Production equipment	796,974	150,519	61,498	584,957	523,287

4.	Intangible Assets

			October 31,	July 31,
			2014	2014
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$
Patent development costs	108,851	–	108,581	105,281

5.	Note Payable

On October 29, 2014, the Company issued a promissory note for $197,835 (CND$223,000) which is unsecured, bears interest at a rate of 12.68% per annum and due the earlier of i) the Company raising CND$1,000,000 or more through issuance of equity or debt or ii) October 29, 2015.

6.	Related Party Transactions

	(a)	As at October 31, 2014, the Company owed $59,522 (July 31, 2014 - $61,813) to directors and officers of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

	(b)	As at October 31, 2014, the Company owed $1,327 (July 31, 2014 - $8,259) to the Vice President of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

	(c)	As at October 31, 2014, the Company owed $3,549 (July 2014 - $3,673) to a company controlled by the former President. The amount owing is unsecured, non-interest bearing, and due on demand.

	(d)	As at October 31, 2014, the Company had deferred compensation of $28,950 (July 31, 2014 - $37,352) incurred to directors and officers of the Company.

	(e)	During the period ended October 31, 2014, the Company incurred professional fees of $nil (2013 - $6,300) to the spouse of the former President of the Company.

	(f)	During the period ended October 31, 2014, the Company incurred consulting fees of $49,902 (2013 - $57,603) to directors and officers of the Company.

	(g)	During the period ended October 31, 2014, the Company incurred consulting fees of $2,034 (CND$2,250) (2013 - $nil) to the daughter of the President of the Company.

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

6.	Related Party Transactions (continued)

(h)

During the period ended October 31, 2014, the Company incurred labour costs of $19,001 (CND$21,000) (2013 - $nil) and cost of living expenses of $4,072 (CND$4,500) (2013 - $nil) to the daughter of the Vice President of the Company.

	(i)	During the period ended October 31, 2014, the Company incurred finders’ fees of $nil (2013 - $150,000) to a director of the Company.

	(j)	During the period ended October 31, 2014, the Company granted 5,925,000 (2013 – nil) stock options with a fair value of $237,000 (2013 - $nil) to directors and officers of the Company.

	(k)	During the period ended October 31, 2014, the Company granted 200,000 (2013 – nil) stock options with a fair value of $8,000 (2013 - $nil) to the spouse of the President of the Company.

	(l)	During the period ended October 31, 2014, the Company granted 150,000 (2013 – nil) stock options with a fair value of $6,000 (2013 - $nil) to the daughter of the Vice President of the Company.

7.	Common Stock

(a)

On August 21, 2014, the Company completed a private placement of 10,010,000 units at $0.05 per unit for gross proceeds of $500,500, of which $100,000 had been received as at July 31, 2014 and recorded as common stock issuable. Each unit consists of one share of Class A common stock and one share purchase warrant exercisable into one additional share of Class A common stock at a price of $0.075 per share until August 20, 2017.

(b)

On October 31, 2014, the Company issued 425,865 shares of Class A common stock pursuant to the conversion of $5,062 of a convertible debenture and $3,601 of accrued interest during the year end July 31, 2014. As at July 31, 2014, this amount was recorded as common stock issuable.

8.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		Average
	Number of	Exercise Price
	Warrants	$
Balance, July 31, 2014	2,027,027	0.070
Granted	10,010,000	0.075
Balance, October 31, 2014 (unaudited)	12,037,027	0.074

As at October 31, 2014, the following share purchase warrants were outstanding:

Number of	Exercise
warrants	price	Expiry date
outstanding	$
2,027,027	0.070	October 31, 2016
10,010,000	0.075	August 20, 2017
12,037,027

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

9.	Stock Options

The Company has adopted a stock option plan pursuant to which options may be granted to directors, officers, employees and consultants of the Company to a maximum of 10% of the Company’s issued and outstanding Class A stock at the time of the grant exercisable for the period of up to ten years. The exercise price and the vesting terms of each option is determined by the Board of Directors, or a committee appointed by the Board of Directors.

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Aggregate
		Average	Intrinsic
	Number	Exercise Price	Value
	of Options	$	$
Outstanding, July 31, 2013	15,800,000	0.10	–
Granted	5,300,000	0.10
Expired	(600,000)	0.10
Forfeited	(10,000,000)	0.10
Outstanding, July 31, 2014	10,500,000	0.10	–
Granted	7,000,000	0.10
Outstanding, October 31, 2014 (unaudited)	17,500,000	0.10	–

Additional information regarding stock options as of October 31, 2014, is as follows:

Outstanding and exercisable
Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise Prices	Number of	Contractual Life	Exercise Price
$	Options	(years)	$
0.10	17,500,000	9.0	0.10

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	2014	2013
Risk-free interest rate	2.46%	–
Expected life (in years)	10.0	–
Expected volatility	443%	–

The fair value of stock options vested during the period ended October 31, 2014 was $280,000 (2013 – $nil) which was recorded as stock-based compensation and charged to operations. The weighted average fair value of stock options granted during the year ended October 31, 2014 was $0.04 (2013 – $nil) per option.

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

10.	Commitments and Contingencies

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

(c)

On March 19, 2014, the Company leased a warehouse located in Quebec. The term of the lease commences on March 20, 2014, and expires on May 31, 2019. The monthly lease rate is subject to an annual increase of 2%. The minimum lease payments over the remaining term of the lease are as follows:

Year	CND$
2015	169,013
2016	250,002
2017	255,002
2018	260,102
2019	265,304
1,199,422

(d)

On July 17, 2014, the Company entered into a lease agreement for a delivery van at a rate of CND$630 per month until July 17, 2019. The minimum lease payments over the remaining term of the lease are as follows:

Year	CND$
2015	5,670
2016	7,560
2017	7,560
2018	7,560
2019	7,560
35,910

11.	Subsequent Events

On November 28, 2014, the Board of Directors approved a financing of up to $6,000,000 through the offering and sale of up to 150,000,000 Class A common stock at a price of $0.04 per share.

(The accompanying notes are an integral part of these consolidated financial statements)

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

Results of Operations

Three Months Ended October 31, 2014 and 2013.

During the three months ended October 31, 2014, we generated $17,252 in revenue at a cost of sales of $5,908, for a gross margin of $11,344. During the three months ended October 31, 2013, we did not generate any revenue.

We incurred operating expenses of $777,649 during the three months ended October 31, 2014, compared with $315,605 during the three months ended October 31, 2013. The increase in our operating expenses of $462,044 was due to increases in research and development, general and administrative expenses and staffing costs as we opened our first growing facility this year, and an increase in the depreciation incurred during the period related to our R&D growing machines.

We incurred a net loss of $766,305 during the three months ended October 31, 2014, compared with a net loss of $338,799 during the three months ended October 31, 2013. In addition to revenues and expenditures from operations, we incurred $1,170 for amortization of deferred financing costs, $4,235 for loss on change in fair value of derivative liabilities and $17,789 of interest expenses during the three months ended October 31, 2013 which were not incurred during the three months ended October 31, 2014.

Liquidity and Capital Resources

The following table provides selected financial data about our company for the quarter ended October 31, 2014:

	October 31,	July 31,
	2014	2014
	$	$

Cash	108,081	75,969
Current Assets	265,466	201,176
Total Assets	959,274	829,743
Current Liabilities	451,234	244,300
Shareholders’ Equity	508,040	244,300

As of October 31, 2014, we had cash of $108,081, total current assets of $265,466, total current liabilities of $451,234 and a working capital deficit of $185,768, compared to cash of $75,969, total current assets of $201,176, total current liabilities of $244,300, and a working capital deficit of $43,124 as of July 31, 2014. The increase in our working capital deficit is due to the increase in our liabilities from a $197,835 promissory note used for our increased operating costs of our recently opened first growing facility as we work to increase our sales.

During the three months ended October 31, 2014, we used received net cash of $598,335 from financing activities, compared to net cash received of $1,080,924 from financing activities during the three months ended October 31, 2013. The decrease is primarily due to $599,500 less in proceeds received from the issuance of our common shares, $32,500 from the issuance of convertible debentures and $48,424 from proceeds from related parties offset by $197,835 of proceeds from a note payable.

During the three months ended October 31, 2014, we used net cash of $473,672 on operating activities compared to $50,535 during the three months ended October 31, 2013. The increase in net cash used was due to our increased research and development expenses and general and administrative expenses as we opened our first growing facility.

During the three months ended October 31, 2014, we used net cash of $92,551 on investing activities compared to $nil during the three month period ended October 31, 2013. The increase in cash used was due to our increased purchase of equipment as we opened our first growing facility as well as payments for patents on our intellectual property.

From February 10, 2010 (inception) to October 31, 2014, our accumulated deficit was $4,902,617. We are dependent on the funds raised through our equity or debt financing, investing activities, and revenue generated through the sales of our products to fund our operations.

We anticipate that we will meet our ongoing cash requirements by retaining income as well as through equity or debt financing. We have met and continue to meet with various individuals and institutions to obtain the financing required to produce and distribute our products and anticipate this will continue until we accrue sufficient capital reserves to finance all of our productions independently via internally generated cash flow.

Plan of Operations

Our 2015 operating plan is focused on revenue generation, product line development and machine design refinement. We recently completed our demonstration growing facility in the Montreal area and have begun commercial scale operations and sales. We will continue research and development activities in Montreal with McGill University.

The Montreal growing facility consists of 13 machines and, although small, has considerable production capacity. This new facility is fully operational and has been shipping product to multiple 4 and 5-star restaurants and hotels, as well as some important wholesale distributors. Typically, the vast majority of restaurant and hotel establishments go through an introductory phase of testing and product sampling before the company starts to receive orders. This period can take anywhere from one day to three months or more before an order is placed.

In addition to the commercial barn operation we have been collaborating with McGill’s Macdonald campus to research the optimization of the variables of controlled environment agriculture (CEA) and apply those improvements within our growing facility. McGill has set up one machine on the Macdonald campus and Urban Barns has taken over the 3 machines previously allocated for McGill’s testing in our growing facility. McGill will conduct research in conjunction with their recent NSERC Collaborative Research & Development grant with industry support from us.

We estimate that our expenses over the next 6 months will be approximately $1,940,000 as summarized in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from investors or other sources.

Description	Potential Completion Date	Estimated Expenses ($)
Cost of sales	6 months	137,000
Sales & marketing expenses	6 months	225,000
General and administrative expenses	6 months	628,000
Additional Growing Machines & Building Improvements	6 months	650,000
Total		1,940,000

Our general and administrative expenses for the next 6 months will consist of professional fees, office maintenance, communication expenses (cellular, internet, fax and telephone), bank charges, courier and postage costs, office supply costs and fees related to our website. Our professional fees will include legal, accounting and auditing fees related to our regulatory filings throughout the year.

Based on our planned expenditures, we require additional funds of $1,940,000 to proceed with our business plan over the next 6 months. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of October 31, 2014 we had one off balance sheet transactions that will have or is reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. In collaboration with McGill University researcher Dr. Mark Lefsrud of the Faculty of Agricultural and Environmental Sciences, we will further develop an indoor plant growth system aimed at expanding locally grown food. With industrial support from us, McGill University was recently awarded an NSERC Collaborative Research & Development (CRD) grant in the amount of $240,000 in order to continue the development of this important project. The grant will run for an initial period of two years with the aim of optimizing light emitting diodes to assess photosynthetic efficiency of horticultural plants. The project is focused on the refinement of the photosynthetically active radiation efficiency (PAR curve) of plants using light emitting diodes (LEDs), and the basic science research will be used to optimize the lighting in our cubic farming system to maximize production and reduce energy costs.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2014. Based on the evaluation of these disclosure controls and procedures the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. Our independent auditors, Saturna Group Chartered Accountants LLP, were not required to carry out an evaluation of our internal controls and have not verified or confirmed the accuracy of management’s assertions over its effectiveness of internal controls over financial reporting.

Changes in Internal Controls

During the quarter covered by this report there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None that are material in nature.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS.

None.

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

December 20, 2014	Urban Barns Foods Inc.

/s/ Richard Groome
By: Richard Groome
Chief Executive Officer, President & Director

/s/ Horst Hueniken
By: Horst Hueniken
Chief Financial Officer, Principal Accounting Officer & Director