Form 10-Q
period 2015-01-31
Urban Barns Foods Inc.
filed 2015-03-17
CIK 1410253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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
[   ] Yes      [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 17, 2015 the registrant’s outstanding common stock consisted of 287,230,928 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of Urban Barns Foods Inc. (the “Company”, “Urban Barns”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

URBAN BARNS FOODS INC.

Consolidated Financial Statements

For the Three and Six Months Ended January 31, 2015

(Expressed in U.S. dollars)

(unaudited)

Financial Statement Index

URBAN BARNS FOODS INC.
Consolidated Balance Sheets
(expressed in U.S. dollars)

	January 31,	July 31,
	2015	2014
	$	$
	(unaudited)
ASSETS
Current assets
Cash	21,007	75,969
Accounts receivable	15,485	1,318
Amounts receivable	89,337	57,976
Inventory	26,031	13,444
Prepaid expenses and deposits	33,806	52,469
Total current assets	185,666	201,176
Property and equipment (Note 3)	559,663	523,286
Intangible assets (Note 4)	97,542	105,281
Total assets	842,871	829,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 6)	162,648	170,555
Due to related parties (Note 6)	157,200	73,745
Note payable (Note 5)	180,631	–
Total liabilities	500,479	244,300
Nature of operations and continuance of business (Note 1)
Commitments (Note 10)
Subsequent events (Note 11)
Stockholders’ equity
Preferred stock Authorized: 100,000,000 preferred shares, par value $0.001 Issued and outstanding: nil shares	–	–
Common stock, Class A Authorized: 500,000,000 common shares, par value $0.001 Issued and outstanding: 285,494,483 and 270,746,982 shares, respectively	285,494	270,747
Common stock, Class B Authorized: 25,000,000 common shares, value of $0.001 Issued and outstanding: nil shares	–	–
Additional paid-in capital	5,326,577	4,370,807
Common stock issuable (Note 7)	–	117,553
Deferred compensation (Note 6)	(20,548)	(37,352)
Accumulated deficit	(5,249,131)	(4,136,312)
Total stockholders’ equity	342,392	585,443
Total liabilities and stockholders’ equity	842,871	829,743

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,
	2015	2014	2015	2014
	$	$	$	$

Revenue	24,084	–	41,336	–
Cost of sales	(6,984)	–	(12,892)	–

Gross margin	17,100	–	28,444	–

Operating expenses
Depreciation	25,293	13,513	52,603	28,095
Foreign exchange loss (gain)	(1,881)	(21,236)	946	(23,035)
General and administrative (Note 6)	215,866	204,223	683,321	465,638
Professional fees (Note 6)	16,861	46,914	81,771	84,103
Research and development	107,475	75,021	322,622	79,239
Total operating expenses	363,614	318,435	1,141,263	634,040
Loss from operations	(346,514)	(318,435)	(1,112,819)	(634,040)
Other income (expense)
Accretion of discounts on convertible debentures	–	(44,281)	–	(44,281)
Amortization of deferred financing costs	–	(1,693)	–	(2,864)
Loss on change in fair value of derivative liabilities	–	(147,635)	–	(151,870)
Interest expense	–	(4,409)	–	(22,197)
Total other income (expense)	–	(198,018)	–	(221,212)
Net loss	(346,514)	(516,453)	(1,112,819)	(855,252)

Net loss per share, basic and diluted	–	–	–	–

Weighted average shares outstanding	281,417,146	222,844,719	279,946,918	191,867,693

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	January 31,	January 31,
	2015	2014
	$	$
Operating Activities
Net loss for the period	(1,112,819)	(855,252)
Adjustments to reconcile net loss to net cash used in operating activities: operating activities:
Accretion of discount on convertible debentures	–	44,281
Amortization of deferred financing costs	–	2,864
Depreciation	52,603	28,095
Deferred compensation	16,804	175,205
Effects of foreign exchange	15.127	–
Issuance of shares for services	32,464	–
Loss on change in fair value of derivative liabilities	–	151,870
Stock-based compensation	280,000	60,811
Changes in operating assets and liabilities:
Accounts receivable	(14,167)	85
Amounts receivable	(31,361)	(6,483)
Inventory	(12,587)	(1,734)
Prepaid expenses and deposits	18,663	9,561
Accounts payable and accrued liabilities	(7,907)	25,336
Due to related parties	(10,913)	41,407
Net cash used in operating activities	(774,093)	(323,954)
Investing Activities
Purchase of intangible assets	(7,388)	–
Purchase of property and equipment	(88,980)	(208,093)
Net cash used in investing activities	(96,368)	(208,093)
Financing Activities
Proceeds from issuance of convertible debentures	–	32,500
Proceeds from issuance of common shares	540,500	1,000,000
Proceeds from note payable	180,631	–
Proceeds from related parties	94,368	48,424
Finders’ fees paid	–	(80,000)
Repayments to related parties	–	(151,780)
Net cash provided by financing activities	815,499	849,144
Increase (decrease) in cash	(54,962)	317,097
Cash, beginning of year	75,969	29,617
Cash, end of period	21,007	346,714
Non-cash investing and financing activities:
Shares issued upon conversion of debentures	–	104,000
Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
Consolidated Statements of Stockholders’ Equity
(Expressed in U.S. dollars)
(unaudited)

	Common Stock				Additional	Common
	Class A		Class B		Paid-In	Stock	Deferred
	Shares	Amount	Shares	Amount	Capital	Issuable	Compensation	Deficit	Total
	#	$	#	$	$	$	$	$	$
Balance, July 31, 2014	270,746,982	270,747	–	–	4,370,807	117,553	(37,352)	(4,136,312)	585,443
Shares issued for cash	13,935,865	13,936	–	–	644,117	(117,553)	–	–	540,500
Shares issued for services	811,636	811	–	–	31,653	–	–	–	32,464
Fair value of stock options granted	–	–	–	–	280,000	–	–	–	280,000
Deferred compensation costs	–	–	–	–	–	–	16,804	–	16,804
Net loss for the period	–	–	–	–	–	–	–	(1,112,819)	(1,112,819)
Balance, January 31, 2015	285,494,483	285,494	–	–	5,326,577	–	(20,548)	(5,249,131)	342,392

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

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at January 31, 2015, the Company has not generated significant revenues, has a working capital deficit of $314,813, and has an accumulated deficit of $5,249,131. The continued operations of the Company are dependent on its ability to generate future cash flows from operations or obtain additional financing. Management is obtaining working capital through debt or equity financing until such time that the Company’s operations generate positive operating cash flow. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts receivable represents invoiced amounts to customers for the sale of agricultural products. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based upon historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. As of January 31, 2015 and July 31, 2014, the Company had no allowances for doubtful accounts.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2015 and July 31, 2014, the Company had no items that affected comprehensive loss.

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

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

As of January 31, 2015 and July 31, 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions.

	(n)	Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share”, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at January 31, 2015, the Company had 29,537,027 (July 31, 2014 – 12,237,027) potentially dilutive shares outstanding.

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

The Company’s financial instruments consist principally of cash, accounts receivable, amounts receivable, accounts payable and accrued liabilities, amounts due to related parties, and note payable. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations, with the exception of derivative liabilities which is a “Level 2” input.

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

3.	Property and Equipment

				January 31,	July 31,
				2015	2014
		Accumulated		Net Carrying	Net Carrying
	Cost	Depreciation	Impairment	Value	Value
	$	$	$	$	$

Production equipment	735,476	175,813	–	559,663	523,286

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

4.	Intangible Assets

			January 31, 2015	July 31,
			Net Carrying	2014
		Accumulated	Value	Net Carrying
	Cost	Depreciation	$	Value
	$	$		$
Patent development costs	97,542	–	97,542	105,281

5.	Note Payable

(a)

On October 29, 2014, the Company issued a promissory note for $180,631 (CND$223,000) which is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and due the earlier of: (i) the Company raising CND$1,000,000 or more through issuance of equity or debt; or (ii) October 29, 2015.

6.	Related Party Transactions

	(a)	As at January 31, 2015, the Company owed $55,115 (July 31, 2014 - $61,813) to directors and officers of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

	(b)	As at January 31, 2015, the Company owed $3,390 (July 31, 2014 –$8,259) to the Vice President of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

(c)

On December 18, 2014, the Company issued a promissory note for $47,185 (CND$60,000) with a director of the Company, which is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and due on the earlier of i) the Company raising CND$1,000,000 or more through issuance of equity or debt or ii) December 18, 2015. As at January 31, 2015, $707 (CND$900) is owed for accrued interest.

(d)

On January 7, 2015, the Company issued a promissory note for $47,185 (CND$60,000) with a director of the Company, which is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and due on the earlier of i) the Company raising CND$1,000,000 or more through issuance of equity or debt or ii) January 7, 2016. As at January 31, 2015, $472 (CND$600) is owed for accrued interest.

	(e)	As at January 31, 2015, the Company owed $3,146 (July 2014 - $3,673) to a company controlled by the former President. The amount owing is unsecured, non-interest bearing, and due on demand.

	(f)	As at January 31, 2015, the Company had deferred compensation of $20,548 (July 31, 2014 - $37,352) incurred to directors and officers of the Company.

	(g)	During the period ended January 31, 2015, the Company incurred professional fees of $nil (2014 - $12,600) to the spouse of the former President of the Company.

	(h)	During the period ended January 31, 2015, the Company incurred consulting fees of $88,472 (CDN$112,500) (2014 - $90,000) to directors and officers of the Company.

	(i)	During the period ended January 31, 2015, the Company incurred consulting fees of $1,928 (CND$2,250) (2014 - $nil) to the daughter of the President of the Company.

(j)

During the period ended January 31, 2015, the Company incurred consulting fees of $35,994 (CND$42,000) (2014 - $nil) and cost of living expenses of $7,713 (CND$9,000) (2014 - $nil) to the daughter of the Vice President of the Company.

	(k)	During the period ended January 31, 2015, the Company incurred finders’ fees of $nil (2014 - $150,000) to a director of the Company.

	(l)	During the period ended January 31, 2015, the Company granted 5,925,000 (2014 – nil) stock options with a fair value of $237,000 (2014 - $nil) to directors and officers of the Company.

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

6.	Related Party Transactions (continued)

	(m)	During the period ended January 31, 2015, the Company granted 200,000 (2014 – nil) stock options with a fair value of $8,000 (2014 - $nil) to the spouse of the President of the Company.

	(n)	During the period ended January 31, 2015, the Company granted 150,000 (2014 – nil) stock options with a fair value of $6,000 (2014 - $nil) to the daughter of the Vice President of the Company.

7.	Common Stock

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

(c) On January 13, 2015, the Company entered into a consulting agreement pursuant to which the Company issued 811,636 common shares with a fair value of $32,464 in consideration of consulting services.

(d) On January 26, 2015, the Company completed a private placement of 3,500,000 common shares at $0.04 per share for gross proceeds of $140,000.

8.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		Average
	Number of	Exercise Price
	Warrants	$
Balance, July 31, 2014	2,027,027	0.070

Granted	10,010,000	0.075
Balance, January 31, 2015	12,037,027	0.074

As at January 31, 2015, the following share purchase warrants were outstanding:

Number of	Exercise
warrants	price
outstanding	$	Expiry date
2,027,027	0.070	October 31, 2016
10,010,000	0.075	August 20, 2017

12,037,027

9.	Stock Options

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

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

9.	Stock Options (continued)

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Aggregate
		Average	Intrinsic
	Number	Exercise Price	Value
	of Options	$	$
Outstanding, July 31, 2013	15,800,000	0.10	–
Granted	5,300,000	0.10
Expired	(600,000)	0.10
Forfeited	(10,000,000)	0.10
Outstanding, July 31, 2014	10,500,000	0.10	–
Granted	7,000,000	0.10
Outstanding, January 31, 2015	17,500,000	0.10	–

Additional information regarding stock options as of January 31, 2015, is as follows:

Outstanding and exercisable
Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise Prices	Number of	Contractual Life	Exercise Price
	Options	(years)	$
0.10	17,500,000	8.79	0.10

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	January 31,	July 31,
	2015	2014

Risk-free interest rate	2.46%	2.71%
Expected life (in years)	10.0	10.0
Expected volatility	443%	475%

The fair value of stock options vested during the period ended January 31, 2015 was $280,000 (2014 – $60,811) which was recorded as stock-based compensation and charged to operations. The weighted average fair value of stock options granted during the period ended January 31, 2015 was $0.04 (2014 – $0.03) per option.

10.	Commitments

(a)

On November 1, 2012, the Company entered into three consulting agreements with directors and officers of the Company. Each agreement pays each director and officer a consulting fee of $5,000 per month until November 1, 2017. On August 19, 2014, the Company agreed to amend the annual consulting fees due to the President of the Company to $125,000 per annum.

(b)

On December 1, 2012, the Company entered into a research agreement with McGill University (“McGill”), where McGill will perform testing, research and development towards improvements and efficiency gains on the Company’s patent-pending growing machines. Under the terms of the agreement, the Company will pay $500,000, where $25,000 is due upon the signing of the agreement (paid), $75,000 is due when the Company either completes financing or four growing machines, and $100,000 annually on January 1, 2014, 2015, 2016, and 2017. Pursuant to the amendment dated October 30, 2013, payments of $100,000 annually are due on October 1, 2014 (paid), October 1, 2015, October 1, 2016, and October 1, 2017. The agreement expires on January 1, 2018.

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

10.	Commitments (continued)

(c)

On March 19, 2014, the Company leased a warehouse located in Quebec. The term of the lease commences on March 20, 2014, and expires on May 31, 2019. The monthly lease rate is subject to an annual increase of 2%. The minimum lease payments over the remaining term of the lease are as follows:

Year	CND$
2015	117,275
2016	250,002
2017	255,002
2018	260,102
2019	265,304
1,147,685

(d)

On July 17, 2014, the Company entered into a lease agreement for a delivery van at a rate of CND$630 per month until July 17, 2019. The minimum lease payments over the remaining term of the lease are as follows:

Year	CND$
2015	3,780
2016	7,560
2017	7,560
2018	7,560
2019	7,560
34,020

(e)

On December 1, 2014, the Company entered into a lease agreement for a company vehicle at a rate of CND$952 per month until October 31, 2018. The minimum lease payments over the remaining term of the lease are as follows:

Year	CND$
2015	5,712
2016	11,424
2017	11,424
2018	9,520
38,080

11.	Subsequent Event

On February 10, 2015, the Company issued a promissory note for $166,000 to one investor. Under the terms of the note, the amount owing is unsecured, bears interest at 8% per annum, and due on February 12, 2016. The amount owing is convertible into shares of the Company’s Class A common stock after 180 days at 70% of the market value of such stock calculated as the weighted average of the three lowest trading prices during the twelve trading days prior to the investor submitting a notice of conversion.

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

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs and the risk of declining revenues. The Company’s actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and the Company assumes no obligation to update such forward-looking statements. The following discusses the Company’s financial condition and results of operations based upon its consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with the Company’s financial statements and the notes thereto included elsewhere herein.

Results of Operations

During the three months ended January 31, 2015, following the opening of the Company’s first growing facility, revenues of $24,084 were generated with a cost of sales of $6,984, resulting in a gross margin of $17,100. During the three months ended January 31, 2014, the Company did not generate any revenue.

The Company incurred operating expenses of $363,614 for the three months ended January 31, 2015, compared with $318,435 during the three months ended January 31, 2014. This increase was due to higher research and development costs and general and administrative expense’, resulting from the opening of the Company’s first growing facility.

The Company incurred a net loss of $346,514 for the three months ended January 31, 2015, compared with a net loss of $516,453 during the three months ended January 31, 2014. The decrease in the net loss was primarily due to charges incurred for changes in fair value of derivative liabilities and accretion of discounts on convertible debentures during the three months ended January 31, 2014 that were not incurred during the same period of the current year.

During the six months ended January 31, 2015, following the opening of the Company’s first growing facility, revenues of $41,336 were generated with a cost of sales of $12,892, resulting in a gross margin of $28,444. During the six months ended January 31, 2014, the Company did not generate any revenue.

The Company incurred operating expenses of $1,141,263 for the six months ended January 31, 2015, compared with $634,040 during the six months ended January 31, 2014. This increase was due to higher research and development, and general and administrative expense, resulting from the opening of the Company’s first growing facility.

The Company incurred a net loss of $1,112,819 for the six months ended January 31, 2015, compared with a net loss of $855,252 during the six months ended January 31, 2014. The increase in the net loss was due to increases in operating expenses as the Company’s first growing facility was opened during the six months ended January 31, 2015.

Liquidity and Capital Resources

The following table provides selected financial data about the Company for the quarter ended January 31, 2015:

	January 31,	July 31,
	2015	2014
	$	$

Cash	21,007	75,969
Current Assets	185,666	201,176
Total Assets	842,871	829,743
Current Liabilities	500,479	244,300
Shareholders’ Equity	342,392	585,443

As of January 31, 2015, the Company had cash of $21,007, total current assets of $185,666, total current liabilities of $500,479 and a working capital deficit of $307,829, compared to cash of $75,969, total current assets of $201,176, total current liabilities of $244,300, and a working capital deficit of $43,124 as of July 31, 2014. The increase in the Company’s working capital deficit is primarily the result of the issuance of a promissory note in the amount of $180,631 to the Company’s majority shareholder and a promissory note in the amount of $94,368 to one of the Company’s directors, offset by a reduction in trade payables. The proceeds of the two promissory notes were used to support the operating costs of the Company’s recently opened first growing facility.

Cashflows from Operating Activities

During the six months ended January 31, 2015, the Company used $774,093 of cash for operating activities compared to $323,954 for the six months ended January 31, 2014. The increase in the use of cash for operating activities was attributed to operating costs that were incurred for the growing facility in the Montreal area during the fiscal year, as the Company commenced operations in this new facility.

Cashflows from Investing Activities

During the six months ended January 31, 2015, the Company used cash of $96,368 for investing activities compared to $208,093 during the six months ended January 31, 2014. The decrease in the cash used for investing activities was attributed to a decrease in the amount of cash spent on property and equipment, as the Company incurred costs to complete the development of the growing facilities during the prior year.

Cashflows from Financing Activities

During the six months ended January 31, 2015, the Company received cash proceeds of $815,499 from financing activities compared to $849,144 during the six months ended January 31, 2014. During the current period, the Company received $94,368 from related parties, $540,500 from the issuance of common stock, $180,631 in exchange for the issuance of a note payable that is secured against the Company’s assets, bears interest at 12.68% per annum, and is due on the earlier of the Company raising CND$1,000,000 in financing or October 29, 2014. During the six months ended January 31, 2014, the Company received $1,000,000 in financing from the issuance of common stock net of finders’ fees of $80,000, and $32,500 from the issuance of convertible debentures offset by a net repayment of $103,356 to related parties.

As at January 31, 2015, the Company had an accumulated deficit of $5,242,147. The Company is dependent on the funds raised through its equity or debt financings, and revenue generated through the sales of the Company’s products to fund its operations.

The Company anticipates that it will meet its ongoing cash requirements by generating revenues as well as through equity or debt financing. It plans to cooperate with various individuals and institutions in order to acquire the necessary financing required to produce and distribute the Company’s products and anticipates this will continue until it accrues sufficient capital reserves to be able to finance all of its productions independently.

Plan of Operations

The Company’s 2015 operating plan is focused on revenue generation, product line development and machine design refinement. It recently completed its first growing facility in the Montreal area and has begun commercial scale operations and sales. The Company will continue research and development activities in Montreal with McGill University.

The growing facility consists of 13 machines and, although small, has considerable production capacity. This new facility is fully operational and has permitted the Company to apply for and receive CanadaGAP Food Safety Certification as a Producer and Packer of Lettuce, Basil and MicroGreens, with the third-party auditor noting that Urban Barns’ quality control system goes above and beyond the requirements of the CanadaGAP Standard. The Company’s Montreal area growing facility has commenced shipping product to multiple 4 and 5-star restaurants and hotels, as well as large wholesale distributors.

In addition to the commercial barn operation the Company has been collaborating with McGill University’s McDonald campus to research the optimization of the variables of controlled environment agriculture (CEA) and apply those improvements within its growing facility. McGill has set up one of the Company’s growing machines on its campus and will conduct research in conjunction with its recent NSERC Collaborative Research & Development grant with industry support from Urban Barns.

The Company estimates that its expenses over the next 6 months will be approximately $1,540,000 as summarized in the table below. These estimates may change significantly depending on the nature of its future business activities and its ability to raise capital from investors or other sources.

Description	Potential Completion Date	Estimated Expenses ($)
Cost of sales	6 months	337,000
Sales & marketing expenses	6 months	125,000
General and administrative expenses	6 months	428,000
Additional growing machines & building improvements	6 months	650,000
Total		1,540,000

The Company’s general and administrative expenses for the year will consist of professional fees, office maintenance, communication expenses (cellular, internet, fax and telephone), bank charges, courier and postage costs, office supply costs and fees related to its website. The professional fees will include legal, accounting and auditing fees related to its regulatory filings throughout the year.

Based on its planned expenditures, the Company will require additional funds of $1,540,000 to proceed with its business plan over the next 6 months. If it is not able to obtain additional financing on a timely basis, the Company will be unable to conduct its operations as planned, and will not be able to meet its obligations as they become due. In such event, the Company will be forced to scale down or perhaps even cease its operations.

Inflation

The amounts presented in the Company’s financial statements do not provide for the effect of inflation on its operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of January 31, 2015 the Company had one off balance sheet transaction that will have or is reasonably likely to have a current or future effect on its financial condition, changes in its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. In collaboration with McGill University researcher Dr. Mark Lefsrud of the Faculty of Agricultural and Environmental Sciences, the Company will further develop an indoor plant growth system aimed at expanding locally grown food. With industrial support from the Company, McGill University was recently awarded an NSERC Collaborative Research & Development (CRD) grant in the amount of $240,000 in order to continue the development of this important project. The grant will run for an initial period of two years with the aim of optimizing light emitting diodes to assess photosynthetic efficiency of horticultural plants. The project is focused on the refinement of the photo synthetically active radiation efficiency (PAR curve) of plants using light emitting diodes (LEDs), and the basic science research will be used to optimize the lighting in the Company’s cubic farming system to maximize production and reduce energy costs.

Critical Accounting Policies

The Company’s financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies are included in note 2 of the Notes to the Financial Statements. The Company has identified below the accounting policies that are of particular importance in the presentation of its financial position, results of operations and cash flows, and which require the application of significant judgment by the Company’s management.

Inventory

Inventory is comprised of seeds, growing medium, fertilizers for growing agricultural products and packaging materials and is recorded at the lower of cost or net realizable value on a first-in first-out basis. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by it in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of our management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 31, 2015. Based on the evaluation of these disclosure controls and procedures the Chief Executive Officer and Chief Financial Officer concluded thatthe Company’s disclosure controls and procedures were effective. The Company’s independent auditors, Saturna Group Chartered Accountants LLP, were not required to carry out an evaluation of the Company’s internal controls and have not verified or confirmed the accuracy of management’s assertions over its effectiveness of internal controls over financial reporting.

Changes in Internal Controls

During the quarter covered by this report there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None that are material in nature.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS.

On January 13, 2015, the Company entered into a consulting agreement pursuant to which the Company issued 811,636 shares of Class A common stock with a fair value of $32,464 in consideration of consulting services.

On January 26, 2015, the Company completed a private placement of 3,500,000 shares of Class A common stock at $0.04 per share for gross proceeds of $140,000.

In both cases, the Company issued the shares in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The Company’s reliance on Regulation S was based on the fact that the shares were sold in “offshore transactions” as defined in Regulation S. The Company did not engage in any directed selling efforts in the United States in connection with the sale of the shares, and the investors were not U.S. persons and did not acquire the shares for the account or benefit of any U.S. person.

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

March 17, 2015	Urban Barns Foods Inc.

/s/ Richard Groome
By: Richard Groome
Chief Executive Officer, President & Director