Form 10-Q
period 2015-04-30
Urban Barns Foods Inc.
filed 2015-06-15
CIK 1410253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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
[  ] Yes     [  ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 15, 2015 the registrant’s outstanding common stock consisted of 289,500,928 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of Urban Barns Foods Inc. (the “Company”, “Urban Barns”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

URBAN BARNS FOODS INC.
Consolidated Financial Statements
For the Three and Nine Months Ended April 30, 2015
(Expressed in U.S. dollars)
(unaudited)

Financial Statement Index

URBAN BARNS FOODS INC.
Consolidated Balance Sheets
(expressed in U.S. dollars)

	April 30,	July 31,
	2015	2014
	$	$
	(unaudited)
ASSETS
Current assets
Cash	40,931	75,969
Accounts receivable	14,314	1,318
Amounts receivable	138,909	57,976
Inventory	21,280	13,444
Prepaid expenses and deposits	27,805	52,469
Total current assets	243,239	201,176
Deferred financing costs	25,095	–
Property and equipment (Note 3)	590,288	523,286
Intangible assets (Note 4)	106,075	105,281
Total assets	964,697	829,743

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities (Note 8)	345,794	216,932
Note payable (Note 7)	195,266	–
Derivative liabilities (Note 6)	202,169	–
Convertible debentures, net of unamortized discount of $141,462 and $nil, respectively (Note 5)	167,038	–
Due to related parties (Note 8)	109,541	27,368
Total liabilities	1,019,808	244,300
Nature of operations and continuance of business (Note 1)
Commitments (Note 12)
Stockholders’ equity (deficit)
Preferred stock
Authorized: 100,000,000 preferred shares, par value $0.001 Issued and outstanding: nil shares	–	–
Common stock, Class A
Authorized: 500,000,000 common shares, par value $0.001 Issued and outstanding: 289,500,928 and 270,746,982 shares, respectively	289,501	270,747
Common stock, Class B
Authorized: 25,000,000 common shares, value of $0.001 Issued and outstanding: nil shares	–	–
Additional paid-in capital	5,489,351	4,370,807
Common stock issuable (Notes 8 and 9)	1,618	117,553
Deferred compensation (Note 8)	(12,420)	(37,352)
Accumulated deficit	(5,823,161)	(4,136,312)
Total stockholders’ equity (deficit)	(55,111)	585,443
Total liabilities and stockholders’ equity (deficit)	964,697	829,743

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30,	April 30,	April 30,	April 30,
	2015	2014	2015	2014
	$	$	$	$
Revenue	17,052	–	58,388	–
Cost of sales	18,572	–	31,464	–
Gross margin	(1,520)	–	26,924	–

Operating expenses
Bad debts	1,221	–	1,221	–
Depreciation	22,745	13,549	75,348	41,644
Foreign exchange loss	69,069	26,169	70,015	3,134
General and administrative (Note 8)	246,656	399,931	929,977	865,570
Professional fees (Note 8)	33,689	43,327	115,460	127,430
Research and development	90,416	39,080	413,038	118,319
Total operating expenses	463,796	522,056	1,605,059	1,156,097
Loss before other income (expense)	(465,316)	(522,056)	(1,578,135)	(1,156,097)
Other income (expense)
Accretion of discounts on convertible debentures	(1,038)	(32,500)	(1,038)	(76,781)
Amortization of deferred financing costs	(4,405)	–	(4,405)	(2,863)
Gain (loss) on change in fair value of derivative liabilities	(59,669)	11,822	(59,669)	(140,048)
Interest expense	(13,350)	(4,715)	(13,350)	(26,912)
Loss on settlement of accounts payable	(30,252)	(71,438)	(30,252)	(71,438)
Total other income (expense)	(108,714)	(96,831)	(108,714)	(318,042)
Net loss	(574,030)	(618,887)	(1,686,849)	(1,474,139)

Net loss per share, basic and diluted	–	–	(0.01)	(0.01)

Weighted average shares outstanding	287,931,433	239,250,418	282,549,929	207,314,809

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in U.S. dollars)
(unaudited)

	Common Stock				Additional	Common
	Class A		Class B		Paid-In	Stock	Deferred
	Shares	Amount	Shares	Amount	Capital	Issuable	Compensation	Deficit	Total
	#	$	#	$	$	$	$	$	$
Balance, July 31, 2014	270,746,982	270,747	–	–	4,370,807	117,553	(37,352)	(4,136,312)	585,443

Shares issued for cash	13,935,865	13,936	–	–	644,117	(117,553)	–	–	540,500

Shares issued for services	3,081,636	3,081	–	–	104,293	–	–	–	186,455

Shares to be issued for services	–	–	–	–	–	1,618	–	–	1,618

Shares issued for settlement of debt	1,736,445	1,737	–	–	84,153	–	–	–	85,890

Fair value of stock options granted	–	–	–	–	285,981	–	–	–	285,981

Deferred compensation costs charged to operations	–	–	–	–	–	–	24,932	–	24,932

Net loss for the period	–	–	–	–	–	–	–	(1,686,849)	(1,686,849)

Balance, April 30, 2015	289,500,928	289,501	–	–	5,489,351	1,618	(12,420)	(5,823,161)	(55,111)

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	April 30,	April 30,
	2015	2014
	$	$
Operating Activities

Net loss for the period	(1,686,849)	(1,474,139)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of discount on convertible debentures	1,038	76,781
Amortization of deferred financing costs	4,405	2,863
Depreciation	75,348	41,644
Deferred compensation	24,932	187,397
Issuance of shares for services	107,375	–
Loss on change in fair value of derivative liabilities	59,669	140,048
Loss on foreign exchange translation	(19,552)	–
Loss on settlement of accounts payable	30,252	71,438
Shares to be issued for services	1,618	–
Stock-based compensation	285,981	212,000

Changes in operating assets and liabilities:

Accounts receivable	(12,996)	70
Amounts receivable	(80,933)	(15,658)
Inventory	(7,836)	(1,734)
Prepaid expenses and deposits	24,664	(22,143)
Accounts payable and accrued liabilities	204,709	228,059
Due to related parties	(25,867)	(83,377)
Net cash used in operating activities	(1,014,042)	(636,751)

Investing Activities

Purchase of intangible assets	(794)	(59,332)
Purchase of property and equipment	(142,350)	(375,375)
Net cash used in investing activities	(143,144)	(434,707)

Financing Activities

Proceeds from issuance of convertible debentures	308,500	32,500
Proceeds from issuance of common shares	540,499	1,500,000
Deferred financing costs	(29,500)	–
Proceeds from note payable	200,269	–
Proceeds from related parties	102,380	48,424
Finders’ fees paid	–	(80,000)
Repayments to related parties	–	(151,780)
Net cash provided by financing activities	1,122,148	1,349,144

Increase (decrease) in cash	(35,038)	277,686

Cash, beginning of period	75,969	29,617

Cash, end of period	40,931	307,303

Non-cash investing and financing activities:
Fair value of brokers’ warrants issued	–	60,810
Shares issued upon conversion of debentures	–	132,500

Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

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

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at April 30, 2015, the Company had not generated significant revenues, had a working capital deficit of $776,569, and had an accumulated deficit of $5,823,161. The continued operations of the Company are dependent on its ability to generate future cash flows from operations or obtain additional financing. Management is obtaining working capital through debt or equity financing until such time that the Company’s operations generate positive operating cash flow. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of Presentation and Principles of Consolidation

The consolidated financial statements and related notes of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in United States dollars. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Urban Barns Foods (Canada) Inc., and Non-Industrial Manufacture Inc. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year-end is July 31.

(b)	Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the collectability of accounts and amounts receivable, valuation of inventory, useful life and recoverability of long-lived assets, valuation of convertible debentures, assumptions used to determine the fair value of stock-based compensation, derivative liabilities, and deferred income tax valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)	Interim Financial Statements

The interim unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

(d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

(e)	Accounts Receivable

Accounts receivable represents invoiced amounts to customers for the sale of agricultural products. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based upon historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. As at April 30, 2015 and July 31, 2014, the Company had no allowances for doubtful accounts.

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

The Company derives revenue from the sale of agricultural products. In accordance with ASC 605, “Revenue Recognition”, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed and determinable, and collectability is reasonably assured.

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

(k)	Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2015 and July 31, 2014, the Company had no items that affected comprehensive loss.

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

As of April 30, 2015 and July 31, 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions.

(n)	Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share”, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at April 30, 2015, the Company had 31,473,472 (July 31, 2014 - 12,237,027) potentially dilutive shares outstanding.

(o)	Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

3.	Property and Equipment

			April 30,	July 31,
			2015	2014
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$
Production equipment	788,846	198,558	590,288	523,286

Production equipment includes machinery with a carrying value of $177,499 (July 31, 2014 - $95,190) which was not available for use as at April 30, 2015. As a result, no depreciation of these assets has been recorded.

4.	Intangible Assets

			April 30,	July 31,
			2015	2014
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
Patent development costs	106,075	–	106,075	105,281

As at April 30, 2015, the Company had not yet obtained the patents. As a result, no amortization of these assets has been recorded.

5.	Convertible Debentures

(a)

On February 10, 2015, the Company issued a promissory note for $166,000 to one investor, less deferred financing charges of $12,000. Pursuant to the agreement, the amount owing is unsecured, bears interest at 8% per annum, and is due on February 12, 2016. The amount owing is convertible into shares of the Company’s Class A common stock 180 days after the date of issuance of the debenture (August 9, 2015) at a conversion rate of 70% of the average of the three lowest closing bid prices of the Company’s Class A common stock for the twelve trading days ending one trading day prior to the date a notice of conversion is sent by the holder to the Company. As at April 30, 2015, the Company recorded accrued interest of $2,874 (July 31, 2014 - $nil), which has been included in accounts payable and accrued liabilities.

(b)

On March 23, 2015, the Company issued a promissory note for $115,000 to one investor, less deferred financing charges of $15,000. Pursuant to the agreement, the amount owing is unsecured, bears guaranteed interest at 7% per annum, and is due on March 23, 2016. The amount owing is convertible into shares of the Company’s Class A common stock at a price of $0.021 per share or 65% of the lowest closing bid price of the Company’s Class A common stock for the twenty trading days ending one day prior to the date a notice of conversion is sent by the holder to the Company. As at April 30, 2015, the Company recorded accrued interest of $8,050 (July 31, 2014 - $nil), which has been included in accounts payable and accrued liabilities.

The Company was required to classify the conversion feature contained within the convertible debenture as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $115,000 with an equivalent discount on the convertible debenture.. The Company records accretion over the term of the convertible note up to its face value of $115,000. During the nine months ended April 30, 2015, the Company recorded accretion expense of $838 increasing the carrying value of the convertible debenture to $838. During the nine months ended April 30, 2015, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $48,154 and as at April 30, 2015, the fair value of the conversion option derivative liability was $163,154.

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

5.	Convertible Notes (continued)

(c)

On March 23, 2015, the Company issued a promissory note for $27,500 to one investor, less deferred financing charges of $2,500. Pursuant to the agreement, the amount owing is unsecured, bears guaranteed interest at 7% per annum, and is due on March 23, 2016. The amount owing is convertible into shares of the Company’s Class A common stock at a price of $0.021 per share or 65% of the lowest closing bid price of the Company’s Class A common stock for the twenty trading days ending one day prior to the date a notice of conversion is sent by the holder to the Company. As at April 30, 2015, the Company recorded accrued interest of $1,925 (July 31, 2014 - $nil), which has been included in accounts payable and accrued liabilities.

The Company was required to classify the conversion feature contained within the convertible debenture as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $27,500 with an equivalent discount on the convertible debenture. The Company records accretion expense over the term of the convertible note up to its face value of $27,500. During the nine months ended April 30, 2015, the Company recorded accretion expense of $200 increasing the carrying value of the convertible debenture to $200. During the nine months ended April 30, 2015, the Company recorded a loss on the change in fair value of the convertible option derivative liability of $11,515 and as at April 30, 2015, the fair value of the conversion option derivative liability was $39,015.

6.	Derivative Liabilities

The conversion options of the convertible debentures payable, as disclosed in Note 5, are required to be recorded as derivatives at their estimated fair values on each balance sheet date with changes in fair value reflected in the statements of operations.

The fair value of the derivative liabilities for the March 23, 2015 convertible debenture for $115,000 and the March 23, 2015 convertible debenture for $27,500 were $163,154 and $39,015 on vesting, respectively. The fair values as at April 30, 2015 and July 31, 2014 are as follows:

	April 30,	July 31,
	2015	2014
	$	$
Derivative liabilities:
March 23, 2015 convertible debenture for $115,000	163,154	–
March 23, 2015 convertible debenture for $27,500	39,015	–
	202,169	–

During the period ended April 30, 2015, the Company recorded a loss on the change in fair value of derivative liabilities of $59,669 (2014 - $140,048).

The fair value of the derivative financial liabilities was determined using the Black-Scholes option pricing model using the following assumptions:

			Expected	Expected
	Expected	Risk-free	Dividend	Life (in
	Volatility	Interest Rate	Yield	years)

At the issuance date:
March 23, 2015 convertible debenture for $115,000	86%	0.24%	0%	1.00
March 23, 2015 convertible debenture for $27,500	86%	0.24%	0%	1.00
As at April 30, 2015:
March 23, 2015 convertible debenture for $115,000	86%	0.24%	0%	0.90
March 23, 2015 convertible debenture for $27,500	91%	0.24%	0%	0.90

7.	Note Payable

As at April 30, 2015, the Company owed $184,054 (Cdn$223,000) for a promissory note that was issued on October 29, 2014. The note is secured against the Company's net assets, bears interest at a rate of 12.68% per annum, and due the earlier of: (i) the Company raising Cdn$1,000,000 or more through issuance of equity or debt; or (ii) October 29, 2015. As at April 30, 2015, $11,212 (Cdn$13,585) (2014 - $nil) is owed for accrued interest, which is included in accounts payable and accrued liabilities.

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

8.	Related Party Transactions

(a)	As at April 30, 2015, the Company owed $4,448 (July 31, 2014 - $15,436) to the President of the Company which is unsecured, non-interest bearing, and due on demand.

(b)	As at April 30, 2015, the Company owed $nil (July 31, 2014 - $8,259) to the Vice President of the Company which is unsecured, non-interest bearing, and due on demand.

(c)	As at April 30, 2015, the Company was owed $1,551 (July 31, 2014 - $nil) from the Vice President of the Company relating to a prepayment of expenses.

(d)

As at April 30, 2015, the Company owes $49,521 (Cdn$60,000) for a loan payable to a director of the Company. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and due on the earlier of i) the Company raising Cdn$1,000,000 or more through issuance of equity or debt or ii) December 18, 2015. As at April 30, 2015, $2,274 (Cdn$2,755) is owed for accrued interest.

(e)

As at April 30, 2015, the Company owed $49,521 (Cdn$60,000) for a loan payable to a director of the Company. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and due on the earlier of i) the Company raising Cdn$1,000,000 or more through issuance of equity or debt or ii) January 7, 2016. As at April 30, 2015, $2,026 (Cdn$2,455) is owed for accrued interest.

(f)	As at April 30, 2015, the Company owed $3,302 (July 2014 - $3,673) to a company controlled by the former President of the Company which is unsecured, non-interest bearing, and due on demand.

(g)

As at April 30, 2015, the Company had deferred compensation of $12,420 (July 31, 2014 - $37,352) incurred to directors and officers of the Company. During the nine months ended April 30, 2015, deferred compensation of $24,932 (2014 - $187,397) was charged to operations and included in general and administrative expenses.

(h)	During the nine months ended April 30, 2015, the Company incurred professional fees of $nil (2014 - $12,600) to the spouse of the former President of the Company.

(i)

During the nine months ended April 30, 2015, the Company incurred consulting fees (included in general and administrative expenses) of $135,173 (2014 - $146,988) to directors and officers of the Company.

(j)

During the nine months ended April 30, 2015, the Company incurred consulting fees (included in general and administrative expenses) of $1,802 (2014 - $nil) to the daughter of the President of the Company.

(k)

During the nine months ended April 30, 2015, the Company incurred consulting fees (included in general and administrative expenses) of $46,641 (2014 - $19,160) and research and development expenses of $10,814 (2014 - $nil) to the daughter of the Vice President of the Company.

(l)

During the nine months ended April 30, 2015, the Company incurred consulting fees (included in general and administrative expenses) of $1,618 (2014 - $nil) to the Chief Financial Officer of the Company. This amount has been included as common stock issuable

(m)	During the nine months ended April 30, 2015, the Company incurred consulting fees (included in general and administrative expenses) of $nil (2014 - $150,000) to a director of the Company.

(n)

During the nine months ended April 30, 2015, the Company granted 6,125,000 (2014 - 3,000,000) stock options with a fair value of $256,981 (2014 - $60,000) (included in general and administrative expenses) to directors and officers of the Company.

(o)

During the nine months ended April 30, 2015, the Company granted 200,000 (2014 - nil) stock options with a fair value of $8,000 (2014 - $nil) (included in general and administrative expenses) to the spouse of the President of the Company.

(p)

During the nine months ended April 30, 2015, the Company granted 150,000 (2014 - nil) stock options with a fair value of $6,000 (2014 - $nil) (included in general and administrative expenses) to the daughter of the Vice President of the Company.

(q)	During the nine months ended April 30, 2015, the Company incurred travel expenses (included in general and administrative expenses) of $1,000 (2014 - $62,969) to directors and officers of the Company.

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

8.	Related Party Transactions (continued)

(r)

During the nine months ended April 30, 2014, the Company issued 17,424,083 common shares with a fair value of $479,162 to settle amounts owing of $407,724 to the President of the Company, an officer of the Company, a company controlled by the former president of the Company, and the finance manager. The Company recognized a loss of $71,438 on the settlement of debt.

9.	Common Stock

(a)

On August 21, 2014, the Company completed a private placement of 10,010,000 units at a price of $0.05 per unit for gross proceeds of $500,500, of which $100,000 had been received as at July 31, 2014 and recorded as common stock issuable. Each unit consisted of one share of Class A common stock and one share purchase warrant exercisable into one additional share of Class A common stock at a price of $0.075 per share until August 20, 2017.

(b)

On October 31, 2014, the Company issued 425,865 shares of Class A common stock pursuant to the conversion of $5,062 of a convertible debenture and $3,601 of accrued interest. As at July 31, 2014, this amount was recorded as common stock issuable.

(c)	On January 13, 2015, the Company entered into an agreement pursuant to which the Company issued 811,636 shares of Class A common stock with a fair value of $32,464 for consulting services rendered.

(d)	On January 26, 2015, the Company issued 3,500,000 shares of Class A common stock at a price of $0.04 per share for proceeds of $140,000.

(e)
On February 19, 2015, the Company issued 1,736,445 units with a fair value of $85,889 to settle amounts owing of $55,637, resulting in a loss on settlement of debt of $30,252. Each unit consisted of one share of Class A common stock and one share purchase warrant exercisable into one additional share of Class A common stock at a price $0.04 per share until February 19, 2017.

(f)
On March 19, 2015, the Company entered into an agreement pursuant to which the Company issued 2,270,000 shares of Class A common stock with a fair value of $74,910 for investor relations services rendered.

10.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		Average
	Number of	Exercise Price
	Warrants	$
Balance, July 31, 2014	2,027,027	0.07

Issued	11,746,445	0.07
Balance, April 30, 2015	13,773,472	0.07

As at April 30, 2015, the following share purchase warrants were outstanding:

Number of	Exercise
warrants	price
outstanding	$	Expiry date
2,027,027	0.070	October 31, 2016
10,010,000	0.075	August 20, 2017
1,736,445	0.040	February 19, 2017
13,773,472

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)
11.	Stock Options

The Company has adopted a stock option plan pursuant to which options may be granted to directors, officers, employees and consultants of the Company to a maximum of 10% of the Company’s issued and outstanding Class A common stock at the time of the grant exercisable for the period of up to ten years. The exercise price and the vesting terms of each option are determined by the Board of Directors, or a committee appointed by the Board of Directors.

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Aggregate
		Average	Intrinsic
	Number	Exercise Price	Value
	of Options	$	$
Outstanding, July 31, 2014	10,500,000	0.10	–
Granted	7,200,000	0.10
Outstanding, April 30, 2015	17,700,000	0.10	–

Additional information regarding stock options as of April 30, 2015, is as follows:

Outstanding and exercisable
Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise Prices	Number of	Contractual Life	Exercise Price
$	Options	(years)	$
0.10	17,700,000	8.56	0.10

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	April 30,	April 30,
	2015	2014
Risk-free interest rate	2.11%	–
Expected life (in years)	10.0	–
Expected volatility	195%	–

The fair value of stock options vested during the period ended April 30, 2015 was $285,981 (2014 - $60,811) which was recorded as stock-based compensation and charged to operations. The weighted average fair value of stock options granted during the nine months ended April 30, 2015 was $0.03 (2014 - $0.03) per option.

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

12. Commitments

(a)

On November 1, 2012, the Company entered into three consulting agreements with directors and officers of the Company. Each agreement pays each director and officer a consulting fee of $5,000 per month until November 1, 2017. On August 19, 2014, the Company agreed to amend the annual consulting fees due to the President of the Company to $125,000 per annum and to amend the annual consulting fees due to the Vice-President of the Company to $100,000 per annum. The third consulting agreement expired with the departure of the Company’s former CEO on December 10, 2013.

(b)

On December 1, 2012, the Company entered into a research agreement with McGill University (“McGill”), where McGill will perform testing, research and development towards improvements and efficiency gains on the Company’s patent-pending growing machines. Under the terms of the agreement, the Company will pay $500,000, where $25,000 is due upon the signing of the agreement (paid), $75,000 is due when the Company either completes financing or four growing machines, and $100,000 annually on January 1, 2014, 2015, 2016, and 2017. Pursuant to an amendment dated October 30, 2013, payments of $100,000 annually are due on October 1, 2014 (paid), October 1, 2015, October 1, 2016, and October 1, 2017. The agreement expires on January 1, 2018.

(c)

On March 19, 2014, the Company leased a warehouse located in Quebec. The term of the lease commenced on March 20, 2014, and expires on May 31, 2019. The monthly lease rate is subject to an annual increase of 2%. The minimum lease payments over the remaining term of the lease are as follows:

Year	Cdn$
2015	58,638
2016	250,002
2017	255,002
2018	260,102
2019	265,304
1,089,048

(d)

On July 17, 2014, the Company entered into a lease agreement for a delivery van at a rate of Cdn$630 per month until July 17, 2019. The minimum lease payments over the remaining term of the lease are as follows:

Year	Cdn$
2015	1,890
2016	7,560
2017	7,560
2018	7,560
2019	7,560
32,130

(e)

On December 1, 2014, the Company entered into a lease agreement for a vehicle at a rate of Cdn$952 per month until October 31, 2018. The minimum lease payments over the remaining term of the lease are as follows:

Year	Cdn$
2015	2,856
2016	11,424
2017	11,424
2018	9,520
35,224

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of this report, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operation; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs and the risk of declining revenues. The Company’s actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and the Company assumes no obligation to update such forward-looking statements. The following discusses the Company’s financial condition and results of operations based upon its consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with the Company’s financial statements and the notes thereto included elsewhere in this report.

Results of Operations

For the Three Months Ended April 30, 2015 and 2014

During the three months ended April 30, 2015, following the opening of the Company’s first growing facility, revenues of $17,052 were generated with a cost of sales of $18,572, resulting in a negative gross margin of $1,520. During the three months ended April 30, 2015, the Company experienced severe water issues with its artesian well and lost a significant amount of production during the quarter as a result. The remedial action taken was to source and install a state of the art ozone water purification system. Since installation, water quality has been excellent for plant growth. Additionally, the Company experienced several broken cables on its Generation 3 growing machines which resulted in numerous production challenges during the period with lost produce and lost production time. During the three months ended April 30, 2014, the Company did not generate any revenue.

The Company incurred operating expenses of $463,796 for the three months ended April 30, 2015, compared with $522,056 during the three months ended April 30, 2014. This decrease was due to lower general and administrative expenses and professional fees offset by higher research and development costs and depreciation expense, resulting from the opening of the Company’s first growing facility.

The Company incurred a net loss of $574,030 for the three months ended April 30, 2015, compared with a net loss of $618,887 during the three months ended April 30, 2014. The decrease in the net loss was due to lower operating costs and lower accretion of discounts on convertible debentures offset by higher charges incurred for changes in the fair value of derivative liabilities, and higher interest expense when compared to the three months ended April 30, 2014.

For the Nine Months Ended April 30, 2015 and 2014

During the nine months ended April 30, 2015, following the opening of the Company’s first growing facility, revenues of $58,388 were generated with a cost of sales of $31,464, resulting in a gross margin of $26,924. During the nine months ended April 30, 2014, the Company did not generate any revenue.

The Company incurred operating expenses of $1,605,059 for the nine months ended April 30, 2015, compared with $1,156,097 during the nine months ended April 30, 2014. This increase was due to higher research and development expenses, higher general and administrative expenses, higher depreciation resulting from the opening of the Company’s first growing facility, and a higher foreign exchange loss.

The Company incurred a net loss of $1,686,849 for the nine months ended April 30, 2015, compared with a net loss of $1,474,139 during the nine months ended April 30, 2014. The increase in the net loss was due to an increase in operating expenses as the Company’s first growing facility was opened during the nine months ended April 30, 2015, offset by lower interest expense and a lower loss on the change in the fair value of derivative liabilities.

Liquidity and Capital Resources

The following table provides selected financial data about the Company for the quarter ended April 30, 2015:

	April 30,	July 31,
	2015	2014
	$	$

Cash	40,931	75,969
Current Assets	243,239	201,176
Total Assets	964,697	829,743
Current Liabilities	1,019,808	244,300
Stockholders’ Equity (Deficit)	(55,111)	585,443

As of April 30, 2015, the Company had cash of $40,931, total current assets of $243,239, total current liabilities of $1,019,808 and a working capital deficit of $776,569, compared to cash of $75,969, total current assets of $201,176, total current liabilities of $244,300, and a working capital deficit of $43,124 as of July 31, 2014. The increase in the Company’s working capital deficit is the result of the issuance of a promissory note in the amount of $180,631 to the Company’s majority shareholder, the issuance of two promissory notes in the aggregate amount of $94,370 to one of the Company’s directors, the issuance of convertible debentures in the amount of $142,500, the issuance of a promissory note in the amount of $166,000, and the recording of the derivative liability pertaining to the conversion option of the convertible debentures. The proceeds of the three promissory notes and convertible debentures were used to support the operating costs of the Company’s recently opened first growing facility.

Cash flows from Operating Activities

During the nine months ended April 30, 2015, the Company used $1,014,042 of cash for operating activities compared to $434,707 for the nine months ended April 30, 2014. The increase in the use of cash for operating activities was attributed to operating costs that were incurred for the growing facility in the Montreal area during the current fiscal year, as the Company commenced operations in this new facility.

Cash flows from Investing Activities

During the nine months ended April 30, 2015, the Company used cash of $143,144 for investing activities compared to $434,707 during the nine months ended April 30, 2014. The decrease in the cash used for investing activities was attributed to a decrease in the amount of cash spent on property and equipment, as the Company incurred costs to complete the development of the growing facility during the prior year.

Cash flows from Financing Activities

During the nine months ended April 30, 2015, the Company received cash proceeds of $1,122,148 from financing activities compared to $1,349,144 during the nine months ended April 30, 2014. During the current period, the Company received $102,380 from related parties; $540,499 from the issuance of common stock; $200,269 in exchange for the issuance of a note payable that is secured against the Company’s assets, bears interest at 12.68% per annum, and is due on the earlier of the Company raising Cdn$1,000,000 in financing or October 29, 2014; and $308,500 from the issuance of convertible debentures. During the nine months ended April 30, 2014, the Company received $1,420,000 in financing from the issuance of common stock net of finders’ fees of $80,000, $48,424 from related parties and $32,500 from the issuance of convertible debentures offset by a repayment of $151,780 to related parties.

As at April 30, 2015, the Company had an accumulated deficit of $5,823,161. The Company is dependent on funds raised through its equity or debt financings, and revenue generated through the sales of the Company’s products to fund its operations.

The Company anticipates that it will meet its ongoing cash requirements by generating revenues as well as through equity or debt financing. It plans to cooperate with various individuals and institutions in order to acquire the necessary financing required to produce and distribute the Company’s products and anticipates this will continue until it accrues sufficient capital reserves to be able to finance all of its operations independently.

Plan of Operations

The Company’s 2015 operating plan is focused on revenue generation, product line development and machine design refinement. It recently completed its first growing facility in the Montreal area and has begun commercial scale operations and sales. The Company will continue research and development activities in Montreal with McGill University.

The growing facility, with only 50% of the available production space being used, consists of 13 machines and, although small, has considerable production capacity. This new facility is fully operational and has permitted the Company to apply for and receive Canada GAP Food Safety Certification as a Producer and Packer of Lettuce, Basil and MicroGreens, with the third-party auditor noting that Urban Barns’ quality control system goes above and beyond the requirements of the Canada GAP Standard. In addition, the Company recently received the MK Kosher certification for its Oak Leaf lettuce and three types of MicroGreens. The current additions will add to the currently approved Romaine and Butterhead lettuce that obtained Kosher certification in December 2014. The Company’s Montreal area growing facility has commenced shipping product to multiple 4 and 5-star restaurants and hotels, some Kosher retail markets and caterers, as well as large wholesale distributors.

In addition to the commercial barn operation, the Company has been collaborating with McGill University’s McDonald campus to research the optimization of the variables of controlled environment agriculture (CEA) and apply those improvements within its growing facility. McGill has set up one of the Company’s growing machines on its campus and will conduct research in conjunction with its recent NSERC Collaborative Research & Development grant with industry support from Urban Barns.

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

Based on its planned expenditures, the Company will require additional funds of approximately $1,500,000 to proceed with its business plan over the next 6 months. If it is not able to obtain additional financing on a timely basis, the Company will be unable to conduct its operations as planned, and will not be able to meet its obligations as they become due. In such event, the Company will be forced to scale down or perhaps even cease its operations.

Inflation

The amounts presented in the Company’s financial statements do not provide for the effect of inflation on its operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of April 30, 2015, the Company had one off balance sheet transaction that will have or is reasonably likely to have a current or future effect on its financial condition, changes in its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. In collaboration with McGill University researcher Dr. Mark Lefsrud of the Faculty of Agricultural and Environmental Sciences, the Company will further develop an indoor plant growth system aimed at expanding locally grown food. With industrial support from the Company, McGill University was awarded an NSERC Collaborative Research & Development (CRD) grant in the amount of $240,000 in order to continue the development of this important project. The grant will run for an initial period of two years with the aim of optimizing light emitting diodes to assess photosynthetic efficiency of horticultural plants. The project is focused on the refinement of the photo synthetically active radiation efficiency (PAR curve) of plants using light emitting diodes (LEDs), and the basic science research will be used to optimize the lighting in the Company’s cubic farming system to maximize production and reduce energy costs.

Critical Accounting Policies

The Company’s unaudited consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies are included in note 2 of the Notes to the Financial Statements. The Company has identified below the accounting policies that are of particular importance in the presentation of its financial position, results of operations and cash flows, and which require the application of significant judgment by the Company’s management.

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

Revenue

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of our management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2015. Based on the evaluation of these disclosure controls and procedures the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. The Company’s independent auditors, Saturna Group Chartered Accountants LLP, were not required to carry out an evaluation of the Company’s internal controls and have not verified or confirmed the accuracy of management’s assertions over its effectiveness of internal controls over financial reporting.

Changes in Internal Controls

During the quarter covered by this report there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On June 5, 2014, the Company received a Notice of Seizure of Personal Property and accompanying Writ of Enforcement, whereby it was notified that shares in the Company’s wholly-owned subsidiary, Non-Industrial Manufacture Inc., were seized in settlement of two disputes, each in the amount of Cdn$12,690, regarding a former CEO of the Company and his two adult children.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS.

On February 19, 2015, the Company entered into an agreement pursuant to which the Company issued 1,736,445 shares of Class A common stock with a fair value of $85,889 in settlement of an account payable.

On March 19, 2015, the Company entered into an investor relations agreement pursuant to which the Company issued 2,270,000 shares of Class A common stock with a fair value of $74,910 in consideration of investor relations services.

In each case, the Company issued the shares in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The Company’s reliance on Regulation S was based on the fact that the shares were sold in “offshore transactions” as defined in Regulation S. The Company did not engage in any directed selling efforts in the United States in connection with the sale of the shares, and the investors were not U.S. persons and did not acquire the shares for the account or benefit of any U.S. person.

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

June 15, 2015	Urban Barns Foods Inc.

/s/ Richard Groome

By: Richard Groome
Chief Executive Officer, President & Director