Form 10-K
period 2015-07-31
Urban Barns Foods Inc.
filed 2015-10-30
CIK 1410253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-53942

URBAN BARNS FOODS INC.
(Exact name of registrant as specified in its charter)

Nevada	20-0215404
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

13000 Chemin Bélanger,	450-434-4344
Mirabel, Québec,
J7J 2N8
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

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

The aggregate market value of common stock held by non-affiliates of the registrant on January 30, 2015 was $3,697,787.45 based on a $0.0335 closing price for the common stock on January 30, 2015. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

As of October 28, 2015, the registrant had 429,904,770 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.	Business

Forward-looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms “we”, “us”, “our”, “our company”, and “Urban Barns” mean Urban Barns Foods Inc. and our consolidated subsidiaries, unless otherwise indicated.

All dollar amounts refer to U.S. dollars unless otherwise indicated.

Overview

We were incorporated as HL Ventures Inc. on May 21, 2007 under the laws of the State of Nevada and changed our company name to Urban Barns Foods Inc. on July 22, 2009. . On December 4, 2009, we acquired all of the issued and outstanding common shares of Urban Barns Foods (Canada) Inc., a company incorporated under the laws of the Province of Alberta on July 3, 2009 and continued as a federal Canadian corporation on November 12, 2012, pursuant to a share exchange agreement dated October 9, 2009. As a result, Urban Barns Foods (Canada) Inc. became our wholly owned subsidiary. On June 2, 2011, we acquired all of the issued and outstanding common shares of Non Industrial Manufacture Inc., a company incorporated under the laws of the Province of Alberta on February 10, 2010, pursuant to a share exchange agreement dated May 2, 2011. As a result, Non Industrial Manufacture Inc. also became our wholly owned subsidiary. Our principal executive office is located at 13,000 Chemin Bélanger, Mirabel, Québec, Canada J7J 2N8. Our telephone number is 450-443-4344. Our fiscal year end is July 31.

Current Business

We are a produce production company, or grower, that aims to be the supplier of choice for fresh, locally grown, Kosher-certified, organic or high-quality fruits and vegetables for urban consumers.

We have identified a revenue opportunity in the produce industry that we believe is currently underutilized. This consists primarily of producing select fruits and vegetables in a secure, controlled indoor environment in close proximity to urban centers, where the population of potential consumers exceeds that of rural locales, regardless of regional climate or outdoor growing season constraints. Our business plan therefore seeks to eliminate two problems facing producers and consumers of fresh, organic and conventional fruits and vegetables:

•	costs and delays related to shipping fresh produce from where it is grown to where it can be sold; and

•	variations in climate that prevents certain produce from being grown in certain markets.

Our strategy is to develop a series of “urban barns” that we use to grow our fruits and vegetables in a number of urban centers, beginning with Montréal, Canada. To do this, we plan to lease and retrofit a series of warehouse-type facilities in high-density strategic locations and purchase and install our proprietary CUBIC FARMINGTM growing machines to grow our organic and conventional produce. As of the date of this annual report, we have established our first growing facility at one such location, in Mirabel, Québec, a suburb of Montréal, and have begun commercial-scale sales and operations. We have not yet secured any additional locations.

Our strategy is to create brand-name awareness for produce that is Kosher-certified, which commands a selling price premium at the wholesale and retail levels of North America’s food distribution system. We are servicing two categories of consumer: those seeking fresh leafy vegetables that are Kosher-certified, and those seeking superior quality fresh leafy vegetables.

Technology

The CUBIC FARMINGTM technology we use to cultivate our fruits and vegetables consists of a patent-pending proprietary apparatus. This apparatus subjects plants to a variety of light spectrums over the course of their growing cycle in an indoor, controlled environment. It uses far less land and water than is typically used for outdoor farming and is also efficient in terms of labour costs. However, it consumes more electricity because it relies on LED lights rather than the sun. It is worth noting that our apparatus grows produce without herbicide or pesticide chemicals, made possible by being housed in an environmentally controlled environment.

Our technology was developed by us and although the growing apparatus is not yet protected by patent, we have filed for patent protection in 15 countries, including the USA, Canada, China, India and Japan. Currently, we rely on proprietary know-how and controlled access to protect our technology.

Products

We currently offer the following leafy green vegetables for sale, as we have found that they are relatively easy to propagate and can be grown to maturity in short production cycles: multiple varieties of lettuce, basil and various herbs. However, this list is by no means exhaustive. We plan to offer additional products after testing other varieties of fruits and vegetables on our CUBIC FARMING™ apparatus, and as funding becomes available to increase our production capacity at our existing and future facilities.

We have identified the Kosher market in Canada and the United States as a niche for our products. All of our products are Kosher-certified by MK, Canada’s Kosher certifier and the Beth Din of Montréal.

Our raw materials consist primarily of seeds and nutrients which are sourced from suppliers both in the United States and Canada. We do not anticipate any difficulty in sourcing these materials. There is an adequate and reliable supply of electricity to operate our facility.

Market

The value of the 2013 vegetable crop produced in the United States was estimated at $11.4 billion, up 14.7% from 2012. In terms of production, the three largest crops by weight are onions, head lettuce and watermelons, which together account for 37% of the country’s total. Tomatoes, head lettuce and onions claim the highest values, accounting for 32% of the total value when combined. California is the largest producing region in terms of fresh vegetable and melon production, accounting for 49% of output, followed by Florida with 14% and Arizona with 8%. (Source: Vegetables Annual Summary, National Agricultural Statistics Service (NASS), USDA, 2014).

There are strong indications that consumers are now, more than ever, interested in purchasing safe, locally grown produce that is subject to a standard of quality such as Kosher certification, organic certification, non-GMO (genetically modified organism) verification and grown without the use of chemicals. The recent expansion of supermarket chains such as Whole Foods Market demonstrates that demand for such produce exists, as does public concern over herbicide and pesticide use, country-of-origin labeling and greenhouse gas emissions associated with shipping produce long distances from farm to retail outlet. The “eat locally” movement has also regularly been touted in the mainstream U.S. media as a method of reducing one’s carbon footprint.

Organic products account for less than 2% of Canada’s food supply and occupy less than 1% of its dedicated cropland. Nevertheless, over the past decade the market for such products has grown by approximately 20% and it is projected to continue to grow for the foreseeable future.

Distribution Methods

We plan to capitalize on the opportunity presented by this shift in consumer attitudes by offering them fresh; locally grown organic and conventional produce alternatives that are premuim-priced and capable of instilling a measure of brand recognition. To achieve the latter, we plan to employ shop-floor selling techniques (i.e. “taste-before-you-buy” campaigns) at the retail level, engage in targeted print advertising and leverage existing social networks on the Internet. We also plan to target additional markets that require bulk produce on a continuous basis, such as produce processors, hotels and restaurants, and we believe that our ability to provide a constant supply of select high quality fruits and vegetables regardless of the local climate will differentiate our produce from that of our competitors.

Competition

We face competition from growers in such locations as California, Mexico and Chile. In the summertime, we also face competition from local growers. That acknowledged, few industry participants grow Kosher-certified leafy green vegetables. As well, a study by McGill University reveals that our produce is more nutritious than that grown by the average grower in Canada and the United States. As such, we rely on a unique product offering to stimulate demand and to shield ourselves from price competition.

An offset to our unique product offering is that we are saddled with a high cost structure relative to our competition. This is largely the consequence of our lack of economy of scale. As funding for expansion becomes available, we will embark on scaling up our production several-fold and thereby lower our costs.

Intellectual Property

We own the copyright of our “Urban Barns Foods” logo and all of the contents of our website, www.urbanbarns.net. Additionally, we received a notice of allowance from the Canadian Intellectual Property Office for our CUBIC FARMINGTM trademark on August 28, 2015 as well as a notice of publication from the United States Patent and Trademark Office on August 19, 2015. We do not currently own any other intellectual property rights; however, we have filed for patent protection for our technology as noted above.

Research and Development

During the fiscal year ended July 31, 2015, we spent $527,255 to operate our existing “urban barn” in Mirabel, Québec, a cost that has been capitalized as a research and development activity. In addition, we spent $20,532 on patent protection filings during the year, and $145,432 to improve the efficiency of our growing apparatus, lighting and environmental control systems. The latter two costs have similarly been classified as research and development expenses for financial reporting purposes.

Other than payments we are required to make to McGill University of Montréal, Québec, Canada pursuant to our research agreement with that institution, we do not anticipate incurring any substantial research and development expenses for the foreseeable future.

Reports to Security Holders

We are currently subject to the reporting and other requirements of the Exchange Act, and are therefore required to furnish our shareholders with annual reports containing financial statements audited by our independent auditors and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of our fiscal year.

The public may read and copy any materials that we file with the United States Securities and Exchange Commission (the “SEC”) at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Government Regulation

We are required to obtain the necessary government licenses, authorizations and labor permits to legally manage our facilities in the locations in which we operate or plan to operate. Many of our facilities and products will be subject to various laws and regulations administered by the United States Department of Agriculture, the Food and Drug Administration, the Occupational Safety and Health Administration, and other federal, state, local, and foreign governmental agencies relating to the quality and safety of products, sanitation, safety and health matters, and environmental control. We believe that we comply with such laws and regulations in all material respects, and that continued compliance with such regulations will not have a material effect upon capital expenditures, earnings, or our competitive position.

While our business activities do not currently violate any laws, any regulatory changes that impose restrictions or requirements on us or on our customers could adversely affect us by increasing our operating costs, which could have a material adverse effect on our results of operations. We do not currently incur any significant expenses related to compliance with environmental regulations, and do not believe that this will be a significant expense once we establish additional “urban barns”.

Employees

As of October 28, 2015 we had three paid employees, all of whom engage in administrative tasks connected to our first “urban barn” facility in Mirabel, Québec, Canada. Two officers provide us with services on a consulting basis. One other officer, as well as the three directors on our Board of Directors, receive no cash compensation for their services. Once we are better funded, however, we anticipate compensating all officers and employees.

Item 1A.	Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our executive office and growing facility is located at 13000 Chemin Bélanger, Mirabel, Québec, Canada J7J 2N8.

Item 3.	Legal Proceedings

We are not aware of any pending or threatened legal proceedings that involve us or any of our products or services.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTCQB
	High	Low
Quarter Ended	($)	($)
July 31, 2015	0.0291	0.011
April 30, 2015	0.377	0.016
January 31, 2015	0.045	0.03
October 31, 2014	0.055	0.0312
July 31, 2014	0.055	0.0401
April 30, 2014	0.048	0.018
January 31, 2014	0.05	0.0151
October 31, 2013	0.033	0.01

Holders

As of October 28, 2015 there were approximately 95 holders of record of our common stock.

Dividends

To date, we have not paid dividends on our common stock and we do not expect to declare or pay dividends for the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

On September 5, 2014 our Board of Directors approved our 2014 Stock Option Plan that provides for the issuance of up to a maximum of 10% of our common stock or options to acquire our common stock to our directors, officers, employees and consultants. As of October 28, 2015, we had granted options to purchase 17,500,000 shares under the plan and its predecessor.

Recent Sales of Unregistered Securities

We did not complete any previously unreported sales of unregistered securities during the past three years.

Recent Purchases of Equity Securities by us and our Affiliated Purchases

As of October 28, 2015, we had not repurchased any shares of our common stock and we do not have any publicly announced repurchase plans or programs.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage company with limited operations and revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next 12 months unless we obtain additional financing to fund our operations. Our only sources of cash at this time are fully secured loans that two of our directors have agreed to extend to us.

Liquidity and Capital Resources

As of July 31, 2015, we had cash of $7,442 and total assets of $650,817 compared to cash of $75,969 and total assets of $829,743 as of July 31, 2014. The decrease in cash is attributed to the fact that accounts receivable and inventories increased as a result of the increase in our revenues for the year, offset by the reduction in amounts receivable and lower prepaid expenses. Our non-cash assets increased during the year due to additional purchases of property and equipment.

Our working capital deficit at July 31, 2015 was $1,071,854 compared with a working capital deficit of $43,124 at July 31, 2014. The increase in the working capital deficit was due to the fact that we financed our operating costs with the issuance of convertible debentures, a note payable, and amounts due to related parties.

As at July 31, 2015, our accumulated deficit was $5,772,477. We are dependent on funds raised through equity or debt financing, investing activities, and revenue generated through the sales of our produce to fund our operations.

We anticipate that we will meet our ongoing cash requirements by retaining income as well as through equity or debt financing. We plan to cooperate with various individuals and institutions to acquire the financing required to grow and sell our produce and anticipate that this will continue until we accrue sufficient capital reserves to finance production independently.

Cash Flow from Operating Activities

During the year ended July 31, 2015, we used cash of $1,068,087 for operating activities compared with use of $1,043,982 during the year ended July 31, 2014. The increase in cash used for operating activities was attributable to the fact that we had more operating activity during the year as we opened our first commercial growing facility during the latter part of the prior year.

Cash Flow from Investing Activities

During the year ended July 31, 2015, we used cash of $106,572 for investing activities compared with the use of $463,469 during the year ended July 31, 2014. The decrease in cash used for investing activities was due in large part to the purchase of property and equipment for our first commercial growing facility being carried out in the prior year.

Cash Flow from Financing Activities

During the year ended July 31, 2015, we received cash of $1,106,132 from financing activities compared with the receipt of $1,553,803 from financing activities during the year ended July 31, 2014. The decrease in cash provided from financing activities was due to $1,059,500 less in proceeds from the issuance of our common stock, offset by an increase of $246,500 from the issuance of convertible debentures, $170,930 in proceeds from a note payable and $142,723 in proceeds from related parties.

Plan of Operation

We estimate that our expenses over the next 12 months will be approximately $1,632,021 as summarized in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from investors or other sources.

Description	Potential Completion Date	Estimated Expenses ($)
Cost of sales	12 months	282,248
Direct and indirect labour	12 months	407,531
Rent	12 months	151,709
Professional fees	12 months	100,000
General & administrative expenses	12 months	212,105
Purchase of additional growing machines & building improvements	12 months	478,428
Total		1,632,021

Our general and administrative expenses for the year will consist of consulting fees, office maintenance, communication expenses (cellular, internet, fax and telephone), bank charges, courier and postage costs, office supply costs and fees related to our website. We plan to build 12 new large capacity growing machines for installation into currently available space within our Mirabel, Québec growing facility.

Based on our planned expenditures, we require additional funds of at least $1,600,000 to proceed with our business plan over the next 12 months. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our obligations as they become due. In such event, we will be forced to delay our growing capacity expansion, scale down or perhaps even cease our operations.

Results of Operations for the Years Ended July 31, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended July 31, 2015 and 2014.

Our operating results for the years ended July 31, 2015 and 2014 are summarized as follows:

	Year Ended
	July 31
	2015	2014

Revenue	$101,148	$992
Depreciation	106,280	$55,884
Foreign exchange loss	8,198	$11,659
General and administrative	1,085,413	$1,118,153
Professional fees	140,754	$150,207
Research and development	535,506	$205,795

Revenues

During the year ended July 31, 2015, we earned revenues of $101,148 from the sale of produce compared to revenues of $992 during the year ended July 31, 2014.

Expenses

For the year ended July 31, 2015, we had total operating expenses of $1,910,784 compared to total operating expenses of $1,603,196 for the year ended July 31, 2014. The increase in operating expenses was attributable to the fact that we engaged in more operating activity due to the increase of production at our first commercial growing facility during the year.

Net Loss

Our net loss for the year ended July 31, 2015 was $1,636,165 compared to $1,911,274 for the year ended July 31, 2014. In addition to operating expenses during the year, we also incurred $52,818 of interest expense for interest incurred on convertible debentures, a loss of $87,635 for the change in the fair value of the derivative liability relating to the floating conversion price of our convertible debentures, and a loss of $31,694 on the settlement of accounts payable, as offset by the recovery of $390,900 in warrant derivative liability.

During the fiscal year ended July 31, 2015, we incurred a comprehensive loss of $1,716,148, compared to a comprehensive loss of $1,911,274 during the year ended July 31, 2014. Our net loss per share was $0.01 for the year ended July 31, 2015 and $0.01 for the year ended July 31, 2014.

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

Revenue Recognition

We derive revenue from the sale of agricultural products. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales amount is fixed and determinable, and collectability of the revenue is reasonably assured.

Stock-Based Compensation

We record stock-based compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Foreign Currency Translation

Our functional and reporting currency is the Canadian, dollar, and our reporting currency is the U.S. dollar. Accordingly, monetary assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date while non-monetary assets and liabilities denominated in a foreign currency are translated at historical rates. Revenue and expense items denominated in a foreign currency are translated at exchange rates prevailing when such items are recognized in the statement of operations and comprehensive loss.

Exchange gains or losses arising on translation of foreign currency items are included in the statement of operations. We follow the current rate method of translation with respect to the presentation of our consolidated financial statements in the reporting currency, which is the United States dollar. Accordingly, assets and liabilities are translated into United States dollars at the period-end exchange rates while revenue and expenses are translated at the prevailing exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity (deficit) as accumulated other comprehensive income.

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
July 31, 2015 and 2014
(Expressed in U.S. dollars)

Financial Statement Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Urban Barns Foods Inc.

We have audited the accompanying consolidated balance sheet of Urban Barns Foods Inc. (the “Company”) as at July 31, 2015 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at July 31, 2015 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, to date the Company has reported losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada
October 29, 2015

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP
Vancouver, Canada

October 28, 2014

URBAN BARNS FOODS INC.
Consolidated Balance Sheets
(expressed in U.S. dollars)

	July 31,	July 31,
	2015	2014
	$	$

ASSETS

Current assets
Cash	7,442	75,969
Accounts receivable	20,141	1,318
Other receivables	21,229	57,976
Inventory	18,767	13,444
Prepaid expenses and deposits	3,304	52,469
Total current assets	70,883	201,176
Prepaid expenses and deposits non-current	23,221	–
Property and equipment	449,800	523,286
Intangible assets	106,913	105,281
Total assets	650,817	829,743

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	336,478	168,800
Notes payable	244,854	61,813
Convertible debentures (elected to record at fair value)	396,135	–
Due to related parties	165,270	13,687
Total current liabilities	1,142,737	244,300

Warrant derivative liability	35,262	-

Total liabilities	1,177,999	244,300
Stockholders’ equity (deficit)

Preferred stock Authorized: 100,000,000 shares, par value $0.001 Issued and outstanding: nil shares	–	–

Common stock, Class A Authorized: 500,000,000 shares, par value $0.001 Issued and outstanding: As at July 31, 2015 and 2014, 289,500,928 and 270,746,982 shares, respectively	289,501	270,747

Common stock, Class B Authorized: 25,000,000 shares, value of $0.001 Issued and outstanding: nil shares	–	–

Additional paid-in capital	5,036,168	4,370,807
Common stock issuable	1,618	117,553
Deferred compensation	(2,009)	(37,352)
Accumulated other comprehensive loss	(79,983)	-
Deficit	(5,772,477)	(4,136,312)
Total stockholders’ equity (deficit)	(527,182)	585,443
Total liabilities and stockholders’ equity (deficit)	650,817	829,743

Nature of operations and continuance of business (Note 1)
Commitments and contingencies (Note 13)
Subsequent events (Note 15)

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
Consolidated Statements of Operations
(expressed in U.S. dollars)

	Year Ended	Year Ended
	July 31,	July 31,
	2015	2014
	$	$

Revenue	101,148	992
Cost of sales	45,282	34

Gross margin	55,866	958

Operating expenses
Bad debts	5,133	–
Depreciation	106,280	55,884
Finance fees	29,500	-
Foreign exchange loss	8,198	11,659
General and administrative	1,085,413	1,118,153
Professional fees	140,754	150,207
Research and development	535,506	205,795
Write-down of property and equipment	–	61,498
Total operating expenses	1,910,784	1,603,196
Loss from operations	(1,854,918)	(1,602,238)
Other income (expenses)
Accretion of discounts on convertible debentures	-	(76,781)
Amortization of deferred financing costs	-	(2,863)
Interest expense	(52,818)	(29,115)
Warrant derivative liability recovery	390,900	-
Loss on change in fair value of derivative liabilities	(87,635)	(138,113)
Loss on settlement of accounts payable	(31,694)	(62,164)
Total other income (expenses)	218,753	(309,036)
Net loss	(1,636,165)	(1,911,274)
Translation adjustment	(79,983)	-
Comprehensive loss	(1,716,148)	(1,911,274)

Net loss per share, basic and diluted	(0.01)	(0.01)

Weighted average shares outstanding	284,402,949	223,303,185

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
Consolidated Statement of Stockholders’ Equity (Deficit)
(Expressed in U.S. dollars)

						Accumulated
	Common Stock		Additional	Common		Other
	Class A		Paid-In	Stock	Deferred	Comprehensive
	Shares	Amount	Capital	Issuable	Compensation	Loss	Deficit	Total
	#	$	$	$	$	$	$	$
Balance, July 31, 2013	153,546,367	153,546	2,024,755	–	(256,027)	–	(2,225,038)	(302,764)
Shares issued for conversion of debenture and accrued interest	10,841,414	10,842	126,958	17,553	–	–	–	155,353
Shares issued for cash	88,935,089	88,935	1,411,065	–	–	–	–	1,500,000
Shares issued for settlement of debt	17,424,112	17,424	461,738	–	–	–	–	479,162
Share issuance costs	–	–	(140,811)	–	–	–	–	(140,811)
Fair value of brokers’ warrants	–	–	60,811	–	–	–	–	60,811
Derivative liabilities relating to debentures converted to shares	–	–	214,291	–	–	–	–	214,291
Share subscriptions received	–	–	–	100,000	–	–	–	100,000
Fair value of stock options granted	–	–	212,000	–	–	–	–	212,000
Deferred compensation costs charged to operations	–	–	–	–	218,675	–	–	218,675
Net loss for the year	–	–	–	–	–	–	(1,911,274)	(1,911,274)
Balance, July 31, 2014	270,746,982	270,747	4,370,807	117,553	(37,352)	–	(4,136,312)	585,443
Shares issued for cash	13,510,000	13,510	626,990	(100,000)	–	–	–	540,500
Shares issued for settlement of debt	1,736,445	1,737	84,153	–	–	–	–	85,890
Shares issued for conversion of debenture and accrued interest in prior year	425,865	426	17,127	(17,553)	–	–	–	–
Shares issued for consulting services	3,081,636	3,081	104,293	–	–	–	–	107,374
Share issuance costs	–	–	(27,021)	–	–	–	–	(27,021)
Fair value of stock options granted	–	–	285,981	–	–	–	–	285,981
Shares to be issued for consulting services	–	–	–	1,618	–	–	–	1,618
Deferred compensation costs charged to operations	–	–	–	–	35,343	–	–	35,343
Warrant derivative liability	-	-	(426,162)	-	-	-	-	(426,162)
Translation adjustment	-	-	-	-	-	(79,983)	–	(79,983)
Net loss for the year	–	–	–	–	–	–	(1,636,165)	(1,636,165)
Balance, July 31, 2015	289,500,928	289,501	5,036,168	1,618	(2,009)	(79,983)	(5,772,477)	(527,182)

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

	Year Ended	Year Ended
	July 31,	July 31,
	2015	2014
	$	$
Operating Activities

Net loss for the year	(1,636,165)	(1,911,274)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	–	76,781
Amortization of deferred financing costs	-	2,863
Accrued interest expense	47,098	–
Depreciation	106,280	55,884
Finance fee	29,500	-
Loss on change in fair value of debenture	87,635	138,113
Loss on settlement of accounts payable	31,694	62,164
Warrant liability recovery	(390,900)	–
Deferred compensation	35,343	218,675
Shares issued for consulting fees	107,374
Stock-based compensation	285,981	212,000
Shares to be issued for services	1,618	–
Write-down of property and equipment	–	61,498
Changes in operating assets and liabilities:
Accounts receivable	(18,823)	(175)
Other receivables	36,747	(49,361)
Inventory	5,483	(12,395)
Prepaid expenses and deposits	25,944	(36,848)
Accounts payable and accrued liabilities	177,104	271,074
Due to related parties	–	(132,981)
Net cash used in operating activities	(1,068,087)	(1,043,982)
Investing Activities
Purchase of intangible assets	(20,788)	(70,417)
Purchase of property and equipment	(85,784)	(393,052)
Net cash used in investing activities	(106,572)	(463,469)
Financing Activities
Proceeds from issuance of convertible debentures, net of financing fees	279,000	32,500
Proceeds from issuance of common stock	540,500	1,600,000
Proceeds from note payable	170,930	–
Proceeds from related parties	142,723	48,424
Repayment to related parties	–	(47,121)
Share issuance costs	(27,021)	(80,000)
Net cash provided by financing activities	1,106,132	1,553,803
Effect of foreign exchange on cash	–	–
Increase (decrease) in cash	(68,527)	46,352
Cash, beginning of year	75,969	29,617
Cash, end of year	7,442	75,969
Non-cash investing and financing activities
Fair value of broker warrants issued	–	60,811
Shares issued for settlement of debt	85,890	479,162
Shares issued for conversion of convertible debentures and accrued interest	–	155,353
Derivative liabilities recorded as additional paid-in capital upon conversion of debentures	–	214,291
Inventory purchased included in accounts payable	10,806	–
Property and equipment included in accounts payable	59,008	–
Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
July 31, 2015
(expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

Urban Barns Foods Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 21, 2007 as HL Ventures Inc. The Company is a produce production company, or grower, that aims to be the supplier of choice for fresh, locally grown, Kosher-certified organic or high-quality fruits and vegetables for urban consumers.

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at July 31, 2015, the Company has a working capital deficit of $1,071,854, has reported losses since inception from operations, and has an accumulated deficit of $5,772,477. The continued operations of the Company are dependent on its ability to generate future cash flows from operations or obtain additional financing. Management is obtaining working capital through debt or equity financing until such time that the Company’s operations generate positive operating cash flow. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of Presentation and Principles of Consolidation

The consolidated financial statements and the related notes of the Company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in United States dollars. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Urban Barns Foods Canada Inc., and Non-Industrial Manufacture Inc. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year-end is July 31.

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

Accounts receivable represents invoiced amounts to customers for the sale of agricultural products. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines allowance for doubtful accounts based upon historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. As of July 31, 2015 and 2014, the Company had no allowances for doubtful accounts.

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
July 31, 2015
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

Intangible assets consist of patent development costs. Intangible assets acquired are initially recognized and measured at cost and amortized over the expected useful life once the patents are in use. Impairment tests are conducted annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test compares the carrying amount of the intangible asset with its fair value, and an impairment loss is recognized in income for the excess, if any. The amortization methods and estimated useful lives of intangible assets are reviewed annually.

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

The Company derives revenue from the sale of agricultural products. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales amount is fixed and determinable, and collectability of the revenue is reasonably assured.

(j)	Comprehensive Loss

Comprehensive loss is presented net of applicable income taxes, and is composed of revenues, expenses, gains and losses that are reported as separate components of stockholders equity’s instead of net loss.

(k)	Foreign Currency Translation

The Company’s functional currency is the Canadian dollar, and its reporting currency is the U.S. dollar. Accordingly, monetary assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date while non-monetary assets and liabilities denominated in a foreign currency are translated at historical rates. Revenue and expense items denominated in a foreign currency are translated at exchange rates prevailing when such items are recognized in the statement of operations and comprehensive loss.

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
July 31, 2015
(expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

(k)	Foreign Currency Translation (continued)

Exchange gains or losses arising on translation of foreign currency items are included in the statement of operations. The Company follows the current rate method of translation with respect to its presentation of these consolidated financial statements in the reporting currency, which is the United States dollar. Accordingly, assets and liabilities are translated into United States dollars at the period-end exchange rates while revenue and expenses are translated at the prevailing exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity (deficit) as accumulated other comprehensive income.

(l)	Income Taxes

The Company accounts for income taxes using the asset and liability method. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended July 31, 2015 and 2014, there were no charges for interest or penalties.

(m)	Loss Per Share

The Company computes basic net loss per share by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted loss per share excludes all dilutive potential shares if their effect is anti-dilutive.

(n)	Financial Instruments and Fair Value Measures

The fair value of financial instruments is determined using a fair value hierarchy:

Level 1: Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2: Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3: Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company has elected to record its convertible debentures at fair value.

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, convertible debentures, warrant derivative liability, and amounts due to related parties. The fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations, with the exception of convertible debentures and warrant derivative liability which are a “Level 3” input.

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
July 31, 2015
(expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

(o)	Stock-based Compensation

The Company records stock-based compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

(p)	Reclassification

Certain financial statement captions have been reclassified from the prior year to conform to the current year presentation.

(q)	Recent Accounting Pronouncements

"Income Taxes (ASC Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists" ("ASU 2013-11") was issued during July 2013. FASB issued guidance on how to present an unrecognized tax benefit. The guidance is effective for annual periods beginning after December 15, 2013 for public companies. The Company has adopted this pronouncement. The adoption of ASC Topic 740 did not have a significant impact on the Company's results of operations, financial performance or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. The Company is currently evaluating the impact of the provisions of ASU 2014-09.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying The Presentation Of Debt Issuance Costs (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2015. The Company is currently evaluating the impact of this standard on its financial statements.

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-11 – Simplifying the Measurement of Inventory, which changed the subsequent measurement guidance from the lower of cost or market to the lower of cost or net realizable value, with net realizable value defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. The Company is currently evaluating the impact of this standard on its financial statements.

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
July 31, 2015
(expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

(q)	Recent Accounting Pronouncements

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"), which simplifies the accounting for measurement-period adjustments to provisional amounts recognized in a business combination. ASU 2015-16 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. The provisions of ASU 2015-16 are not expected to have a material effect on the Company's financial condition, results of operations, or cash flows.

3.	Property and Equipment

		Accumulated		Net Carrying
	Cost	Depreciation	Impairment	Value
	$	$	$	$
Production equipment July 31, 2015	700,621	200,233	50,588	449,800
Production equipment July 31, 2014	707,994	123,210	61,498	523,286

4.	Intangible Assets

		Accumulated
	Cost	Depreciation	Net Carrying Value
	$	$	$
Patent development costs July 31, 2015	106,913	–	106,913
Patent development costs July 31, 2014	105,281	–	105,281

5.	Convertible Notes

(a)

On February 10, 2015, the Company issued a promissory note for $166,000, less an initial financing charge of $12,000. Pursuant to the note, the amount owing is unsecured, bears interest at 8% per annum, and is due on February 12, 2016. The amount owing is convertible at the option of the holder into shares of the Company’s Class A common stock 180 days after the date of issuance of the debenture (August 9, 2015) at a conversion rate of 70% of the average of the three lowest closing bid prices of the Company’s Class A common stock for the 12 trading days ending one trading day prior to the date a notice of conversion is sent by the holder to the Company. As at July 31, 2015, the Company recorded accrued interest of $6,222, which has been included in accounts payable and accrued liabilities

The Company has elected to record this note at fair value. As at July 31, 2015, the fair value of the note was $166,000 , which is based on the expected future cash flows.

(b)

On March 23, 2015, the Company issued a promissory note for $115,000, less an initial financing charges of $15,000. Pursuant to the note, the amount owing is unsecured, bears guaranteed interest at 7% per annum, and is due on March 23, 2016. The amount owing is convertible at the option of the holder into shares of the Company’s Class A common stock at a price of $0.021 per share or 65% of the lowest closing bid price of the Company’s Class A common stock for the 20 trading days ending one day prior to the date a notice of conversion is sent by the holder to the Company. As at July 31, 2015, the Company recorded accrued interest of $8,050, which has been included in accounts payable and accrued liabilities.

The Company has elected to record this note at fair value. As at July 31, 2015, the fair value of the note is $185,817, resulting in a loss on change of fair value of $70,817 during the year ended July 31, 2015 recorded on the statement of operations. Fair value was determined using the Black-Scholes model, using the estimated number of shares to be issued on conversion, assuming a risk free rate of 0.33%, an expected life of 0.65 years, and volatility of 103%.

(c)

On March 23, 2015, the Company issued a promissory note for $27,500, less an initial financing charge of $2,500. Pursuant to the note, the amount owing is unsecured, bears guaranteed interest at 7% per annum, and is due on March 23, 2016. The amount owing is convertible at the option of the holder into shares of the Company’s Class A common stock at a price of $0.021 per share or 65% of the lowest closing bid price of the Company’s Class A common stock for the 20 trading days ending one day prior to the date a notice of conversion is sent by the holder to the Company. As at July 31, 2015, the Company recorded accrued interest of $1,925, which has been included in accounts payable and accrued liabilities.

The Company has elected to record this note at fair value. As at July 31, 2015, the fair value of the note is $44,318, resulting in a loss on change of fair value of $16,818 during the year ended July 31, 2015 recorded on the statement of operations. Fair value was determined using the Black-Scholes model, using the estimated number of shares to be issued on conversion, assuming a risk free rate of 0.33%, an expected life of 0.65 years, and volatility of 95%.

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
July 31, 2015
(expressed in U.S. dollars)

5.	Convertible Notes (continued)

(d)

On September 17, 2013, the Company entered into a convertible promissory note agreement for $32,500, less deferred financing charges of $2,500. Pursuant to the agreement, the note was unsecured, bore interest at 8% per annum, and was due on June 19, 2014. The note was convertible into shares of the Company’s Class A common stock at a conversion price equal to 61% of the average of the three lowest closing prices for the Company’s common shares in the 35 trading days prior to conversion, at the option of the note holder, commencing on March 16, 2014.

The Company recognized the fair value of the embedded beneficial conversion feature of $32,500. On March 21, 2014, the Company issued 1,271,186 shares of Class A common stock pursuant to the conversion of $15,000. On April 2, 2014, the Company issued 1,468,750 shares of Class A common stock pursuant to the conversion of the remaining principal of $17,500 plus accrued interest of $1,300. During the year ended July 31, 2014, the Company recorded accretion expense of $32,500.

6.	Warrant Derivative Liability

The non-compensatory warrants issued, as disclosed in note 11, are a derivative liability due to being exercisable in a currency different than the functional currency of the Company. These warrants will continue to be a derivative liability until exercised or expired.

The fair values as at July 31, 2015 and July 31, 2014 are as follows:

	July 31,	July 31,
	2015	2014
	$	$
Warrant derivative liabilities:
6,500,000 warrants issued on August 20, 2014	20,520	–
3,150,000 warrants issued on September 17, 2014	11,590	–
1,736,445 warrants issued on February 19, 2015	3,512	–
	35,262	–

The fair value of the warrants at issuance was $426,162. The Company recorded a recovery of $390,900 being the reduction in the fair value to July 31, 2015.

During the period ended July 31, 2014, the Company recorded a loss on the change in fair value of derivative liabilities of $138,113 for convertible notes issued in prior years.

The fair value of the derivative financial liabilities was determined using the Black-Scholes Model using the following assumptions:

		Risk-free	Expected	Expected
	Expected	Interest	Dividend	Life (in
	Volatility	Rate	Yield	years)
At the issuance date:

6,500,000 warrants issued on August 20, 2014	281%	0.94%	0%	3.00
3,150,000 warrants issued on September 17, 2014	281%	1.08%	0%	3.00
1,736,445 warrants issued on February 19, 2015	144%	0.67%	0%	2.00

As at July 31, 2015:

6,500,000 warrants issued on August 20, 2014	137%	0.67%	0%	2.06
3,150,000 warrants issued on September 17, 2014	137%	0.67%	0%	2.13
1,736,445 warrants issued on February 19, 2015	107%	0.67%	0%	1.56

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
July 31, 2015
(expressed in U.S. dollars)

7.	Accounts Payable and Accrued Liabilities

	July 31, 2015	July 31, 2014
	$	$

Accounts payable	320,281	152,334
Accrued liabilities	16,197	16,466
	336,478	168,800

8.	Notes Payable

(a)

During the year ended July 31, 2014, the Company entered into an agreement with certain shareholders, whereby the shareholders would buy certain licenses required by the Company. The Company would then buy back the licenses for Cdn$50,500 plus a 25% premium within the first 90 days, a 35% premium for the balance of the first 12 months, and a 50% premium during months 13-24. If the Company does not buy the licenses back within 2 years (expiring October 21, 2015), the license will be subject to a 5% royalty for the following 3 years. As at July 30, 2015, the Company owed $58,059 (Cdn $75,750), (July 31, 2014 - $61,813 (Cdn $68,175)) in order to buy back the licenses.

(b)

As at July 31, 2015, the Company owed $170,930 (Cdn$223,000) for a promissory note that was issued on October 29, 2014. The note is secured against the Company's net assets, bears interest at a rate of 12.68% per annum, and is due the earlier of: (i) the Company raising Cdn$1,000,000 or more through issuance of equity or debt; or (ii) October 29, 2015. As at July 31, 2015, $186,795 is owed on this note which includes accrued interest of $15,865. This note was issued to a significant shareholder of the Company.

9.	Related Party Transactions

The following are related party transactions not disclosed elsewhere in these statements:

(a)

During the year ended July 31, 2015, the Company accrued $17,964 for severance pay to the former President and CEO of the Company which is unsecured, non-interest bearing, and due on demand. As at July 31, 2015, $17,964 (July 31, 2014 - $1,755) was owing to the former President.

(b)	As at July 31, 2015, the Company owed $nil (July 31, 2014 - $8,259) to the Vice President of the Company which was unsecured, non-interest bearing, and due on demand.

(c)	As at July 31, 2015, the Company was owed $1,374 (July 31, 2014 - $nil) from the Vice President of the Company which is unsecured, non-interest bearing, and due on demand.

(d)

As at July 31, 2015, the Company owed $45,988 (Cdn$60,000) (July 31, 2014 - $nil) for a loan payable to a director of the Company. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and due on the earlier of i) the Company raising Cdn$1,000,000 or more through issuance of equity or debt or ii) December 18, 2015. As at July 31, 2015, $3,581 (Cdn$4,673) is owed for accrued interest.

(e)

As at July 31, 2015, the Company owed $45,988 (Cdn$60,000) (July 31, 2014 - $nil) for a loan payable to a director of the Company. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and due on the earlier of i) the Company raising Cdn$1,000,000 or more through issuance of equity or debt or ii) January 7, 2016. As at July 31, 2015, $3,351 (Cdn$4,373) is owed for accrued interest.

(f)

As at July 31, 2015, the Company owed $24,591 (Cdn$32,082) (July 31, 2014 - $nil) for a loan payable to a director of the Company. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and due on January 31, 2016. As at July 31, 2015, $404 (Cdn$528) is owed for accrued interest.

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
July 31, 2015
(expressed in U.S. dollars)

9.	Related Party Transactions (continued)

(g)

As at July 31, 2015, the Company owed $21,337 (Cdn$27,839) (July 31, 2014 - $nil) for a loan payable to a director of the Company. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and due on January 31, 2016. As at July 31, 2015, $375 (Cdn$489) is owed for accrued interest.

(h)

As at July 31, 2015, the Company owed $3,065 (Cdn$4,000) (July 2014 - $3,673) to a company controlled by the former President of the Company which is unsecured, non-interest bearing, and due on demand.

(i)	Included in accounts payable as at July 31, 2015 is $20,275 (July 31, 2014 - $18,134) owing to related parties for expense reimbursements.

(j)

As at July 31, 2015, the Company had deferred compensation of $2,009 (July 31, 2014 - $37,352) incurred to directors and officers of the Company. During the year ended July 31, 2015, deferred compensation of $35,343 (2014 - $218,675) was charged to operations and included in general and administrative expenses.

(k)	During the year ended July 31, 2015, the Company incurred professional fees of $nil (2014 - $12,600) to the spouse of the former President of the Company.

(l)	During the year ended July 31, 2015, the Company incurred consulting fees (included in general and administrative expenses) of $207,924 (2014 - $362,389) to directors and officers of the Company.

(m)

During the year ended July 31, 2015, the Company incurred consulting fees (included in general and administrative expenses) of $3,822 (2014 - $nil) to the daughter of the former President of the Company.

(n)

During the year ended July 31, 2015, the Company incurred consulting fees (included in general and administrative expenses) of $11,155 (2014 - $nil) and research and development expenses of $48,113 (2014 - $nil) to the daughter of the Vice President of the Company.

(o)

During the year ended July 31, 2015, the Company granted 6,125,000 (2014 - 3,000,000) stock options with a fair value of $242,929 (2014 - $120,000) (included in general and administrative expenses) to directors and officers of the Company.

(p)

During the year ended July 31, 2015, the Company granted 200,000 (2014 - nil) stock options with a fair value of $8,000 (2014 - $nil) (included in general and administrative expenses) for bookkeeping services to the spouse of the former President of the Company.

(q)

During the year ended July 31, 2015, the Company incurred consulting fees of $1,618 (2014 - $nil) to an officer of the Company, for which it will pay shares of Class A common stock. As of July 31, 2015, these shares were still to be issued.

10.	Common Stock

Share transactions for the year ended July 31, 2015:

(a)

On August 20, 2014, the Company completed the first tranche of a private placement and issued 6,500,000 units at a price of $0.05 per unit for gross proceeds of $325,000, of which $100,000 had been received as at July 31, 2014 and recorded as common stock issuable. Each unit consisted of one share of Class A common stock and one share purchase warrant exercisable into one additional share of Class A common stock at a price of $0.075 per share until August 20, 2017. On September 16, 2014, the Company completed the second tranche, and issued an additional 3,510,000 units at a price of $0.05 per unit for gross proceeds of $175,500. Each unit consisted of one share of Class A common stock and one share purchase warrant exercisable into one additional share of Class A common stock at a price of $0.075 per share until September 17, 2017. The Company incurred $27,021 in share issuance costs associated with this private placement.

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
July 31, 2015
(expressed in U.S. dollars)

10.	Common Stock (continued)

Share transactions for the year ended July 31, 2015 (continued):

(b)	On October 31, 2014, the Company issued 425,865 shares of Class A common stock pursuant to the conversion of a convertible debenture that was agreed to during the year ended July 31, 2014.

(c)	On January 13, 2015, the Company entered into an agreement pursuant to which the Company issued 811,636 shares of Class A common stock with a value of $32,464 for consulting services rendered.

(d)	On February 4, 2015, the Company issued 3,500,000 shares of Class A common stock at a price of $0.04 per share for proceeds of $140,000.

(e)

On February 19, 2015, the Company issued 1,736,445 units with a fair value of $85,890 to settle amounts owing of $55,637, resulting in a loss on settlement of debt of $30,253. Each unit consisted of one share of Class A common stock and one share purchase warrant exercisable into one additional share of Class A common stock at a price $0.04 per share until February 19, 2017. The shares were valued at $52,093, and the warrants had a fair value of $33,796 (Note 11).

(f)

On March 19, 2015, the Company entered into an agreement pursuant to which the Company issued 2,270,000 shares of Class A common stock with a fair value of $74,910 for investor relations services rendered.

(g)	During the year ended July 31, 2015, the Company incurred $1,618 in consulting fees payable in Class A common stock. As at July 31, 2015, these shares were still to be issued.

Share transactions for the year ended July 31, 2014:

(a)

On October 21, 2013, the Company issued 67,567,568 shares of Class A common stock at $0.015 per share for proceeds of $1,000,000. The Company incurred a finders’ fee of $80,000 and issued 2,027,027 agents’ warrants with a fair value of $60,811 in conjunction with the private placement.

(b)	On December 26, 2013, the Company issued 1,438,849 shares of Class A common stock pursuant to the conversion of $20,000 of a convertible debenture.

(c)	On January 6, 2014, the Company issued 2,158,273 shares of Class A common stock pursuant to the conversion of $30,000 of a convertible debenture.

(d)	On January 14, 2014, the Company issued 1,937,984 shares of Class A common stock pursuant to the conversion of $25,000 of a convertible debenture.

(e)	On January 23, 2014, the Company issued 2,566,372 shares of Class A common stock pursuant to the conversion of $25,000 of a convertible debenture and $4,000 of accrued interest.

(f)	On March 21, 2014, the Company issued 1,271,186 shares of Class A common stock pursuant to the conversion of $15,000 of a convertible debenture.

(g)	On April 2, 2014, the Company issued 1,468,750 shares of Class A common stock pursuant to the conversion of $17,500 of a convertible debenture and $1,300 of accrued interest.

(h)	On April 8, 2014, the Company issued 21,367,521 shares of Class A common stock at $0.023 per share for proceeds of $500,000.

(i)

On April 11, 2014, the Company issued 17,424,112 shares of Class A common stock with a fair value of $479,162 to settle amounts outstanding amounts owing of $416,998, resulting in a loss on settlement of debt of $62,164.

(j)

On June 11, 2014, the Company agreed to issue 425,865 shares of Class A common stock pursuant to the conversion of $5,062 of a convertible debenture and $3,601 of accrued interest . On conversion, $8,890 included in derivative liability was reclassified to equity. As at July 31, 2014, the common shares had not been issued.

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
July 31, 2015
(expressed in U.S. dollars)

10.	Common Stock (continued)

(k)	As at July 31, 2014, the Company received share subscription proceeds of $100,000 related to a private placement that closed on August 20, 2014.

(l)

During the year ended July 31, 2014, the Company recorded additional paid-in capital of $214,291 related to the fair value of derivative liabilities recorded in equity upon conversion of the convertible debentures.

11.	Share Purchase Warrants

On November 1, 2013, the Company issued 2,027,027 share purchase warrants pursuant to a financing agreement. The warrants have an exercise price of $0.07 per share of Class A common stock and expire on October 31, 2016. The fair value of the warrants were valued at $60,811 using the Black-Scholes option pricing model assuming a risk free rate of 0.61%, an expected life of 3 years, volatility of 539%, and no expected dividends.

On August 20, 2014, the Company issued 6,500,000 share purchase warrants pursuant to a financing agreement. The warrants have an exercise price of $0.075 per share of Class A common stock and expire on August 20, 2017. The fair value of the warrants were valued at $254,752 using the Black-Scholes option pricing model assuming a risk free rate of 0.94%, an expected life of 3 years, volatility of 281%, and no expected dividends.

On September 17, 2014, the Company issued 3,510,000 share purchase warrants pursuant to a financing agreement. The warrants have an exercise price of $0.075 per share of Class A common stock and expire on September 17, 2017. The fair value of the warrants were valued at $137,614 using the Black-Scholes option pricing model assuming a risk free rate of 1.08%, an expected life of 3 years, volatility of 281%, and no expected dividends.

On February 19, 2015, the Company issued 1,736,445 share purchase warrants pursuant to a financing agreement. The warrants have an exercise price of $0.04 per share of Class A common stock and expire on February 19, 2017. The fair value of the warrants were valued at $33,796 using the Black-Scholes option pricing model assuming a risk free rate of 0.67%, an expected life of 2 years, volatility of 144%, and no expected dividends.

The following table summarizes the continuity of share purchase warrants:

		Weighted Average
	Number of	Exercise Price
	Warrants	$
Balance, July 31,2013	–	–
Issued	2,027,027	0.07
Balance, July 31, 2014	2,027,027	0.07
Issued	11,746,445	0.07
Balance, July 31, 2015	13,773,472	0.07

A summary of share purchase warrants outstanding and exercisable as at July 31, 2015 is as follows:

	Exercise Price	Number of warrants	Remaining life
Expiry Date	$	Outstanding and exercisable	(years)

October 29, 2016	0.070	2,027,027	1.35
February 19, 2017	0.040	6,500,000	1.56
August 20, 2017	0.075	3,510,000	2.06
September 17, 2017	0.075	1,736,445	2.13
		13,773,472	1.90

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
July 31, 2015
(expressed in U.S. dollars)

12.	Stock Options

The Company has adopted a stock option plan pursuant to which options may be granted to directors, officers, employees and consultants of the Company to a maximum of 25,000,000 shares issued and outstanding at the time of the grant. The exercise price of each option is equal to the market price on the date of the grant. The options vest at the discretion of the Board of Directors.

On September 5, 2014 the Company granted 7,000,000 stock options exercisable at $0.10 until September 4, 2024 valued at $280,000.

On March 5, 2015 the Company granted 200,000 stock options exercisable at $0.10 until March 4, 2025 valued at $5,981.

During the year ended July 31, 2014, the Company granted 5,300,000 stock options exercisable at $0.10 until February 6, 2024, valued at $212,000.

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Aggregate
		Average	Intrinsic
	Number	Exercise Price	Value
	of Options	$	$
Outstanding, July 31, 2013	15,800,000	0.10	–
Granted	5,300,000	0.10
Expired	(600,000)	0.10
Forfeited	(10,000,000)	0.10
Outstanding, July 31, 2014	10,500,000	0.10	–
Granted	7,200,000	0.10
Expired	(200,000)	0.10
Outstanding, July 31, 2015	17,500,000	0.10	–

A summary of stock options outstanding and exercisable as at July 31, 2015 is as follows:

	Exercise
	Price	Number of warrants	Remaining life
Expiry Date	$	Outstanding and exercisable	(years)

November 1, 2022	0.10	5,000,000	7.26
February 6, 2024	0.10	5,300,000	8.52
September 5, 2024	0.10	7,000,000	9.11
March 5, 2025	0.10	200,000	9.60
		17,500,000	8.41

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	2015	2014
Risk-free interest rate	1.75%	2.71%
Expected life (in years)	10.0	10.0
Expected volatility	374%	475%

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
July 31, 2015
(expressed in U.S. dollars)

12.	Stock Options (continued)

The fair value of stock options vested during the year ended July 31, 2015 was $285,981 (2014 - $212,000) which was recorded as stock-based compensation and charged to operations. The weighted average fair value of stock options granted during the year ended July 31, 2015 was $0.04 (2014 - $0.04) per option.

13.	Commitments and Contingencies

(a)

The Company has entered into a research agreement with McGill University (“McGill”), where McGill will perform testing, research and development towards improvements and efficiency gains on the Company’s patent-pending growing machines. Under the terms of the agreement, the Company will pay $500,000, where $25,000 was due upon the signing of the agreement (paid), $75,000 is due when the Company either completes financing or four growing machines, and $100,000 annually on October 1, 2014 (paid), October 1, 2015, October 1, 2016, and October 1, 2017. The agreement expires on January 1, 2018.

(b)

On March 19, 2014, the Company leased a warehouse located in Québec. The term of the lease commenced on March 20, 2014, and expires on May 31, 2019. The monthly lease rate is subject to an annual increase of 2%. The minimum lease payments over the remaining term of the lease are as follows:

Year	Cdn$
2016	184,824
2017	188,520
2018	192,291
2019	195,487
761,122

(c)

On July 17, 2014, the Company entered into a lease agreement for a delivery van at a rate of Cdn$630 per month until July 17, 2019. The minimum lease payments over the remaining term of the lease are follows:

Year	Cdn$
2016	7,560
2017	7,560
2018	7,560
2019	7,560
30,240

(d)

On December 1, 2014, the Company entered into a lease agreement for a vehicle at a rate of Cdn$952 per month until October 31, 2018. The minimum lease payments over the remaining term of the lease are as follows:

Year	Cdn$
2016	11,424
2017	11,424
2018	11,424
2019	2,856
37,128

(e)

During the year ended July 31, 2015, the Company was subject to two civil claims totaling $25,380, filed by family members of a former director and officer of the Company. The family members received a judgement in their favor. As at July 31, 2015, $25,380 remained unpaid and has been recorded in accounts payable and accrued liabilities.

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
July 31, 2015
(expressed in U.S. dollars)

14.	Income Taxes

The Company is subject to United States federal and state income taxes and Canadian federal and provincial taxes. The reconciliation of the provision for income taxes compared to the Company’s income tax expense as reported is as follows:

	2015	2014
	$	$
Income tax recovery at statutory rate	(845,000)	(557,521)
Permanent differences and other	144,000	128,492
Change in enacted tax rates	–	10,937
Adjustment to prior years provision versus statutory tax returns and
expiry of non-capital losses	31,000	–
Change in temporary unrecognized deductible temporary differences	393,000	418,092
Provision for income taxes	–	–

The significant components of deferred income taxes assets and liabilities as at July 31, 2015 and 2014 are as follows:

	2015	2014
	$	$
Net operating losses – United States	299,000	136,500
Net operating losses - Canada	770,000	830,908
Property and equipment	20,000	(6,359)
	1,089,000	(961,049)
Unrecognized deferred tax assets	(1,089,000)	(961,049)
Net deferred tax assets	–	–

The Company has non-capital losses for Canadian income tax purposes of approximately $2,963,000 which may be carried forward and applied against taxable income in future years. These losses, if not utilized, will expire from 2028 through 2035.

The Company has non-capital losses for United States income tax purposes of approximately $881,000 which may be carried forward and applied against taxable income in future years. These losses, if not utilized, will expire from 2034 through 2035.

As at July 31, 2015, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

15.	Subsequent Events

(a)

On August 17, 2015, the Company received a loan of $9,990 (Cdn$13,077) from a director of the Company. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and is due on January 31, 2016.

(b)

On August 17, 2015, the Company received a loan of $9,944 (Cdn$13,000) from a director of the Company. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and is due on January 31, 2016.

(c)	On August 19, 2015, the Company issued 1,785,714 shares of Class A common stock at $0.0084 per share pursuant to the conversion of $15,000 of the convertible debenture as described in Note 5(a).

(d)

On September 8, 2015, the Company received a loan of $1,890 (Cdn$2,500) from a director of the Company. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and is due on January 31, 2016.

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
July 31, 2015
(expressed in U.S. dollars)

15.	Subsequent Events (continued)

(e)

On September 8, 2015, the Company received a loan of $1,890 (Cdn$2,500) from a director of the Company. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and is due on January 31, 2016.

(f)

On September 17, 2015, the Company received a loan of $3,790 (Cdn$5,000) from a director of the Company. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and is due on January 31, 2016.

(g)

On September 17, 2015, the Company received a loan of $3,790 (Cdn$5,000) from a director of the Company. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and is due on January 31, 2016.

(h)

On September 21, 2015, the Company received a loan of $8,300 (Cdn$11,000) from a director of the Company. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and is due on January 31, 2016.

(i)

On September 21, 2015, the Company received a loan of $8,300 (Cdn$11,000) from a director of the Company. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and is due on January 31, 2016.

(j)	On September 25, 2015, the Company issued 8,823,529 shares of Class A common stock at $0.0017 per share pursuant to the conversion of $15,000 of the convertible debenture as described in Note 5(a).

(k)

On October 2, 2015, the Company received a loan of $5,676 (Cdn$7,500) from a director of the Company. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and is due on January 31, 2016.

(l)

On October 2, 2015, the Company received a loan of $1,890 (Cdn$2,500) from a director of the Company. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and is due on January 31, 2016.

(m)	On October 2, 2015, the Company issued 5,000,000 shares of Class A common stock at $0.0015 per share pursuant to the conversion of $7,475 of the convertible debenture as described in Note 5(c).

(n)	On October 2, 2015, the Company issued 7,246,377 shares of Class A common stock at $0.0014 per share pursuant to the conversion of $10,000 of the convertible debenture as described in Note 5(b).

(o)	On October 12, 2015, the Company issued 13,333,333 shares of Class A common stock at $0.0015 per share pursuant to the conversion of $20,000 of the convertible debenture as described in Note 5(a).

(p)	On October 12, 2015, the Company issued 14,888,889 shares of Class A common stock at $0.0009 per share pursuant to the conversion of $13,400 of the convertible debenture as described in Note 5(b).

(q)	On October 15, 2015, the Company issued 13,636,364 shares of Class A common stock at $0.0011 per share pursuant to the conversion of $15,000 of the convertible debenture as described in Note 5(a).

(r)	On October 15, 2015, the Company issued 7,000,000 shares of Class A common stock at $0.0009 per share pursuant to the conversion of $5,915 of the convertible debenture as described in Note 5(c).

(s)

On October 16, 2015, the Company received a loan of $2,325 (Cdn$3,000) from a director of the Company. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and is due on January 31, 2016.

(t)

On October 16, 2015, the Company received a loan of $3,100 (Cdn$4,000) from a director of the Company. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and is due on January 31, 2016.

URBAN BARNS FOODS INC.
Notes to the Consolidated Financial Statements
July 31, 2015
(expressed in U.S. dollars)

15.	Subsequent Events (continued)

(u)	On October 20, 2015, the Company issued 17,670,886 shares of Class A common stock at $0.0008 per share pursuant to the conversion of $13,960 of the convertible debenture as described in Note 5(a).

(v)	On October 20, 2015, the Company issued 18,060,417 shares of Class A common stock at $0.0005 per share pursuant to the conversion of $8,669 of the convertible debenture as described in Note 5(b).

(w)	On October 22, 2015, the Company issued 18,958,333 shares of Class A common stock at $0.0005 per share pursuant to the conversion of $9,100 of the convertible debenture as described in Note 5(b).

(x)	On October 22, 2015, the Company issued 14,000,000 shares of Class A common stock at $0.0005 per share pursuant to the conversion of $7,280 of the convertible debenture as described in Note 5(c).

(y)	On October 22, 2015, the Company received a loan of $3,815 (Cdn$5,000) from a Director of the Company. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and is due on January 31, 2016.

(z)	On October 22, 2015, the Company received a loan of $3,815 (Cdn$5,000) from a Director of the Company. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and is due on January 31, 2016.

(aa)	On October 26, 2015, the Company received a notice of default from one of the convertible note holders (note 5(a)) (the “Convertible Note”). Subsequent to July 31, 2015, as a result of the Company issuing shares of Class A common stock pursuant to the conversion of other outstanding notes, the number of authorized shares reserved for issuance upon conversion of the Convertible Note was lower than the contractually agreed number. As a consequence of being in default, the Convertible Note holder exercised its right to demand payment of $174,080 (the “Default Sum”) plus accrued and unpaid interest to extinguish the Company’s obligations pursuant to the terms of the Convertible Note. Under the terms of the Convertible Note, the Convertible Note holder has the right to convert the Default Sum into Class A common stock under the same terms as the Convertible Note.

(bb)	On October 27, 2015, the Company issued 16,500,000 shares of Class A common stock at $0.0005 per share pursuant to the conversion of $8,580 of the convertible debenture as described in Note 5(c).

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms relating, particularly during the period when this report was being prepared.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2015, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was effective as of the evaluation date.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last quarter of our fiscal year ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, and position of our executive officers and directors of as of October 28, 2015.

Name	Age	Position
Horst Hueniken	57	President, Chief Executive Officer, Secretary, Treasurer and Director
Jeremy Kendall	75	Chairman and Director
Hugh Blakely	64	Director of Finance and Principal Accounting Officer
Robyn Jackson	69	Director

Our directors will serve in that capacity until our next annual stockholder meeting or until their successors are elected and qualified. Officers hold their positions at the will of our Board of Directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Horst Hueniken, President, Chief Executive Officer, Secretary, Treasurer and Director

Horst Hueniken has been our President and Chief Executive Officer since June 30, 2015. Mr. Hueniken formerly served as our Chairman from December 11, 2013 until June 30, 2015, and our Chief Financial Officer from December 11, 2013 to March 18, 2015. He has acted as our Secretary and Treasurer since December 11, 2013, and our director since October 29, 2013.

For the past 27 years, Mr. Hueniken has served as Managing Director, Research Analyst and Portfolio Manager of a number of corporations on the buy- and sell-sides of the investment management and investment dealer businesses. Since January 2009, he has focused on investments in the agriculture and aquaculture sectors, globally, and from July 2012 until April 2015 he was a Vice President and Portfolio Manager at Goodman & Company, Investment Counsel Inc. (a Dundee Corporation company), where he was responsible for investing the firm’s capital in private and public firms across the entire agricultural and aquaculture value chains. From February 2014 until February 2015 he additionally was Chief Executive Officer of the portfolio company Blue Goose, a producer of organic beef, poultry and fish. Prior to that, from October 2011 through May 2012, Mr. Hueniken was a self-employed Portfolio Manager, where he spearheaded the launch of Hybrid Global Agriculture, an investment fund for accredited investors.

From September 2002 through September 2011, Mr. Hueniken was a Managing Director at Stifel, Nicolaus & Company, Inc. as well as two of its predecessor firms. Mr. Hueniken earned a Masters of Business Administration degree in 1987 from the Richard Ivey School of Business in London, Ontario, graduating on the Dean’s List. He also earned a Bachelor of Applied Science in Mechanical Engineering in 1982 from the University of Waterloo, Ontario. Mr. Hueniken earned the designation of Chartered Financial Analyst in 1992, is former Chairman of AgriMarine Holdings Inc., and a former non-executive director of Blue Goose Capital Corp., Xylitol Canada Inc. and Liberty Resources Limited.

Jeremy Kendall, Chairman and Director

Mr. Kendall has been our director since February 7, 2014 and our Chairman since June 30, 2015. Mr. Kendall is currently Chairman of Opta Minerals Inc. (TSX: OPM) and Chairman of Jemtec Inc. (TSX.V: JTC). In addition, Mr. Kendall serves on the Board of Directors of SunOpta Inc. (TSX: SOY). He is also a director of a number of private and charitable organizations and was Chairman of the College of Naturopathic Medicine for five years from 1993 to 1997. Mr. Kendall has a BA in Economics (1962) and an MBA (1964) from the University of Western Ontario.

Hugh Blakely, Director of Finance and Principal Accounting Officer

Mr. Blakely has been our Director of Finance and Principal Accounting Officer since March 18, 2015. Mr. Blakely is a senior financial executive with extensive experience in finance, operations and general management in North America, South America and Russia, and serves as our principal financial officer. His areas of expertise include mergers and acquisitions, treasury management, financial reporting and corporate governance.

Mr. Blakely was most recently the Controller at Novacap, a successful Montréal-based private equity group with $1.2B in assets under management. Prior to Novacap, Mr. Blakely acted as the Controller for White Tiger Gold Ltd., a company formerly listed on the Toronto Stock Exchange, and the CFO for Century Mining Corporation, a company formerly listed on the TSX Venture Exchange. Prior to working at Century Mining, he served as the Senior Vice-President and CFO for IVACO,a Heico company, and IVACO Inc., a leading North American producer of steel and fabricated steel products.

Mr. Blakely is a Chartered Accountant with an understanding of public company reporting and disclosure requirements in the United States and Canada, and has spent his career focusing on mining, manufacturing and growth stage companies.

Robyn Jackson, Director

Mr. Jackson has been our director since December 4, 2009.

Mr. Jackson founded Robyn’s Transportation & Distribution Services Ltd. (formerly Robyn’s Trucking) in Alberta, Canada in 1976, served as its President and Chief Executive Officer for 33 years and built the company into a niche refrigerated shipper of food and propagated plants, with annual revenues of more than CAD$17 million. Mr. Jackson’s former company owned five refrigerated distribution facilities across Western Canada, employed more than 60 professional drivers and shipped food products and plants to all Wal-Mart, Sobeys and Canadian Tire stores in Canada located west of Thunder Bay, Ontario. It also delivered goods to Canadian Superstore and Safeway warehouses across Western Canada.

Board of Directors and Director Nominees

Our Board of Directors will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, at any time not less than 90 days prior to the next annual stockholder meeting at which directors are elected, the Board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of our security holders. If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual’s experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include him or her as a nominee submitted to our stockholders holders for election to the Board.

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

Conflicts of Interest

Except for Robyn Jackson, our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities, engaged in business activities similar to those we conduct.

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

Significant Employees

Other than as described above, we do not expect any other individuals to make a significant contribution to our business.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past 10 years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•

being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

•

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any law or regulation prohibiting mail or wire fraud or fraud in connection with any business activity;

•

being the subject of, or a party to, any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation or any law or regulation respecting financial institutions or insurance companies; or

•	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any stock, commodities or derivatives exchange or other self-regulatory organization.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

Our securities are quoted on the OTCQB which does not have any director independence requirements. However, we plan to develop a definition of independence in the near future and scrutinize our Board of Directors with regard to this definition.

Audit Committee

On February 5, 2010, we established an audit committee, the current members of which are Horst Hueniken, Jeremy Kendall and Robyn Jackson. Mr. Hueniken is not an independent member of the committee pursuant to NASDAQ Listing Rule 5605(a)(2) and National Instrument 52-110 of the Canadian Securities Administrators (“NI 52-110”), since he is our executive officer. The Board of Directors adopted a charter for the audit committee on February 5, 2010.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended July 31, 2015, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

Our Code of Business Conduct and Ethics was included as Exhibit 14.1 to our Registration Statement on Form S-1 filed with the SEC on June 3, 2010. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Urban Barns Foods Inc., 13,000 Chemin Bélanger, Mirabel, Québec, Canada J7J 2N8.

Item 11.	Executive Compensation

The following summary compensation table sets forth the total annual compensation paid or accrued by us to or for the account of certain of our directors and executive officers. None of our other executive officers received compensation in excess of $100,000 during the fiscal year ended July 31, 2015.

Summary Compensation

Name and Principal Position	Year Ended July 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Horst Hueniken President, CEO and Director (1)	2015	0	0	0	40,000	0	0	0	40,000
	2014	0	0	0	40,000	0	0	0	40,000
Jeremy Kendall Chairman and Director (2)	2015	0	0	0	40,000	0	0	0	40,000
	2014	0	0	0	40,000	0	0	0	40,000
Hugh Blakely Director of Finance (3)	2015	18,800	0	0	5,981	0	0	0	23,981
	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Robyn Jackson Director (4)	2015	79,200	0	0	51,000	0	0	0	130,200
	2014	60,000	0	0	40,000	0	0	0	100,000
Richard T. Groome Former President, CEO and Director (5)	2015	110,000	0	0	106,000	0	0	0	216,000
	2014	60,000	0	0	0	0	0	0	60,000
Daniel Meikleham Former President, CEO, CFO and Director (6)	2015	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2014	25,000	0	0	0	0	0	0	25,000

(1)

Horst Hueniken has been our President and CEO since June 30, 2015, our Secretary, and Treasurer since December 11, 2013, and our director since October 29, 2013. He was also our CFO from December 11, 2013 to March 18, 2015, and our Chairman from December 11, 2013 to June 30, 2015.

(2)	Jeremy Kendall has been our director since February 7, 2014 and our Chairman since June 30, 2015.
(3)	Hugh Blakely has been our Director of Finance since March 18, 2015.
(4)	Robyn Jackson has been our director since December 4, 2009.
(5)	Richard Groome was our President and CEO from December 11, 2013 to June 25, 2015, andour director from June 25, 2012 to September 18, 2015.
(6)	Daniel Meikleham was our President, CEO, CFO and director from December 4 2009 to December 10, 2013.

We pay compensation of $5,200 and $5,000 per month to Robyn Jackson and Hugh Blakely, respectively, for their services as consultants. On August 19, 2014, we amended our consulting agreement with Richard T. Groome to increase his fees to $125,000 per annum, which agreement was subsequently terminated on June 25, 2015.

Except for options granted to Horst Hueniken, Jeremy Kendall, Hugh Blakely, Robyn Jackson and Richard T. Groome as provided below, our executive officers and directors did not receive any other compensation or benefits for serving as directors or officers.

Option Grants

We granted 14,125,000 options to purchase common stock at an exercise price of $0.10 to our executive officers and directors from our inception to July 31, 2015.

Management Agreements

On September 13, 2012, we entered into an executive service agreement with Richard T. Groome as our director. In accordance with the terms and provisions of the agreement, we issued 5,000,000 shares of common stock to Mr. Groome. Furthermore, we issued an additional 15,000,000 shares of common stock to Mr. Groome for directly or indirectly introducing us to a third party who invested a minimum of $1,000,000 in our securities.

On November 1, 2012, we entered into a consulting agreement with Mr. Groome as our officer pursuant to which we were obligated to pay Mr. Groome a consulting fee of $5,000 per month until November 1, 2017. On August 19, 2014, we amended the terms of our consulting agreement with Mr. Groome to $125,000 per annum.

On June 25, 2015, our Board of Directors terminated Mr. Groome’s consulting agreement dated November 1, 2012 and Mr. Groome concurrently resigned as our President and Chief Executive Officer. Mr. Groome subsequently resigned as our director on September 18, 2015.

Compensation of Directors

Our directors received a total of 5,925,000 options to purchase shares of our common stock as compensation for their services as directors during the year ended July 31, 2014. Subsequent to that date, 2,650,000 of those options held by Richard T. Groome expired automatically in accordance with the terms of our 2014 Stock Option Plan.

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

Change of Control

As of October 28, 2015, we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 28, 2015 by: (i) each of our directors, (ii) each of our named executive officers and (iii) each stockholder known to be the beneficial owner of 5% or more of our common stock.

A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person has the right to acquire within 60 days of the date of this annual report. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of the date of this annual report is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class (1)
Common Stock	Horst Hueniken (2) 13000 Chemin Bélanger Mirabel, Québec Canada J7J 2N8	2,000,000 (3)	(4)
Common Stock	Jeremy Kendall (5) 17121 Mississauga Road Belfountain, Ontario Canada L7K 0G1	7,273,504 (6)	1.7
Common Stock	Robyn Jackson (7) 72 Prestwick Estate Way SE Calgary, Alberta Canada T2Z 3Y9	5,613,172 (8)	1.3
Common Stock	Hugh Blakely (9) 13000 Chemin Bélanger Mirabel, Québec Canada J7J 2N8	200,000 (10)	(4)
	All Officers and Directors as a Group	15,086,676	3.0
Common Stock	Dundee Agricultural Corporation 1 Adelaide Street East, Suite 2100 Toronto, Ontario Canada M5C 2V9	114,411,585 (11)	26.4
Common Stock	Richard T. Groome (12) Suite 205 – 290 Lakeshore Road Pointe-Claire, Québec Canada H9S 4L3	32,567,595 (13)	7.4
Common Stock	Jacob Benne (14) 7170 Glover Drive Milner, British Columbia Canada V0X 1T0	31,371,912 (15)	7.3

(1)	Based on 429,904,770 issued and outstanding shares.
(2)	Horst Hueniken is our President, CEO, Secretary, Treasurer and director.
(3)	Includes options to purchase 2,000,000 shares.
(4)	Less than 1%.
(5)	Jeremy Kendall is our Chairman and director.
(6)	Includes 5,273,504 shares, options to purchase 1,000,000 shares and warrants to purchase 1,000,000 shares.
(7)	Robyn Jackson is our director.
(8)	Includes 3,338,172 shares and options to purchase 2,275,000 shares.
(9)	Hugh Blakely is our Director of Finance and Principal Accounting Officer.
(10)	Includes options to purchase 200,000 shares.
(11)	Includes 110,411,585 shares and warrants to purchase 4,000,000 shares.
(12)	Richard T. Groome is our former President, CEO and director.
(13)

Includes 3,097,595 shares held by Mr. Groome directly, 20,000,000 shares held by Notre-Dame Capital Inc., a company over which Mr. Groome exercises shared voting and investment power, 1,500,000 shares held by Roxy & Bear Investments Inc., a company over which Mr. Groome exercises shared voting and investment power, 110,000 shares held by Mr. Groome’s two children; options to purchase 7,850,000 shares, of which 200,000 are held by Mr. Groome’s spouse; and warrants to purchase 10,000 shares held by one of Mr. Groome’s children.

(14)	Jacob Benne is our former President, CEO and director.
(15)

Includes 21,775,000 shares held by the Benne Family Trust, a trust over which Mr. Benne exercises sole voting and investment power, 9,334,412 shares held by CGM Ventures Inc., a company over which Mr. Benne exercises shared voting and investment power, and 262,500 shares held by Mr. Benne directly.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since August 1, 2013, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest.  We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

  During the year ended July 31, 2015, we accrued $17,964 for severance pay to Richard Groome, our former President, CEO and director, which is unsecured, non-interest bearing, and due on demand. As at July 31, 2015, $17,964 (July 31, 2014 - $1,755) was owing to Mr. Groome.
  As at July 31, 2015, we owed $nil (July 31, 2014 - $8,259) to Robyn Jackson, our director, which was unsecured, non-interest bearing, and due on demand.
  As at July 31, 2015, we were owed $1,374 (July 31, 2014 - $nil) from Mr. Jackson which is unsecured, non-interest bearing, and due on demand.
  As at July 31, 2015, we owed $45,988 (Cdn$60,000) (July 31, 2014 - $nil) for a loan payable to Jeremy Kendall, our Chairman and director. The loan is secured against our assets, bears interest at a rate of 12.68% per annum and due on the earlier of i) us raising Cdn$1,000,000 or more through issuance of equity or debt or ii) December 18, 2015. As at July 31, 2015, $3,581 (Cdn$4,673) is owed for accrued interest.
  As at July 31, 2015, we owed $45,988 (Cdn$60,000) (July 31, 2014 - $nil) for a loan payable to Mr. Kendall. The loan is secured against our assets, bears interest at a rate of 12.68% per annum and due on the earlier of i) us raising Cdn$1,000,000 or more through issuance of equity or debt or ii) January 7, 2016. As at July 31, 2015, $3,351 (Cdn$4,373) is owed for accrued interest.
  As at July 31, 2015, we owed $24,591 (Cdn$32,082) (July 31, 2014 - $nil) for a loan payable to Horst Hueniken, our President, CEO, Secretary, Treasurer and director. The loan is secured against our assets, bears interest at a rate of 12.68% per annum and due on January 31, 2016. As at July 31, 2015, $404 (Cdn$528) is owed for accrued interest.
  As at July 31, 2015, we owed $21,337 (Cdn$27,839) (July 31, 2014 - $nil) for a loan payable to Mr. Kendall. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and due on January 31, 2016. As at July 31, 2015, $375 (Cdn$489) is owed for accrued interest.
  As at July 31, 2015, we owed $3,065 (Cdn$4,000) (July 2014 - $3,673) to a company controlled by Jacob Benne, our former President, CEO and director, which is unsecured, non-interest bearing, and due on demand.
  Included in accounts payable as at July 31, 2015 is $20,275 (July 31, 2014 - $18,134) owing to related parties for expense reimbursements.
  As at July 31, 2015, we had deferred compensation of $2,009 (July 31, 2014 - $37,352) incurred to our directors and officers. During the year ended July 31, 2015, deferred compensation of $35,343 (2014 - $218,675) was charged to operations and included in general and administrative expenses.
  During the year ended July 31, 2015, we incurred professional fees of $nil (2014 - $12,600) to the spouse of Mr. Groome.
  During the year ended July 31, 2015, we incurred consulting fees (included in general and administrative expenses) of $207,924 (2014 - $362,389) to directors and officers of the Company.
  During the year ended July 31, 2015, we incurred consulting fees (included in general and administrative expenses) of $3,822 (2014 - $nil) to the daughter of Mr. Groome.
  During the year ended July 31, 2015, we incurred consulting fees (included in general and administrative expenses) of $11,155 (2014 - $nil) and research and development expenses of $48,113 (2014 - $nil) to the daughter of Mr. Groome.
  During the year ended July 31, 2015, we granted 6,125,000 (2014 - 3,000,000) stock options with a fair value of $242,929 (2014 - $120,000) (included in general and administrative expenses) to our directors and officers.
  During the year ended July 31, 2015, we granted 200,000 (2014 - nil) stock options with a fair value of $8,000 (2014 - $nil) (included in general and administrative expenses) for bookkeeping services to the spouse of Mr. Groome.
  During the year ended July 31, 2015, we incurred consulting fees of $1,618 (2014 - $nil) to Hugh Blakely, our Director of Finance and Principal Accounting Officer, for which we will pay shares of Class A common stock. As of July 31, 2015, these shares were still to be issued.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of those persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two fiscal years.

NI 52-110

We are a reporting issuer in the Province of Québec. NI 52-110 requires us, as a venture issuer, to disclose in our annual report certain information concerning the constitution of our audit committee and our relationship with our independent auditor. As defined in NI 52-110, Host Hueniken is not an independent director. A description of the education and experience of our directors that is relevant to the performance of their responsibilities as audit committee members is included in Item 10 of this annual report.

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

National Instrument 58-101

As a reporting issuer in the Province of Québec, National Instrument 58-101 of the Canadian Securities Administrators requires us, as a venture issuer, to disclose in our annual report certain information concerning corporate governance disclosure.

Board of Directors

Our Board of Directors currently consists of three directors. We have determined that Robyn Jackson and Jeremy Kendall are independent as that term is defined in NI 52-110 due to the fact that our other director is also an executive officer.

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

Audit and Non-Audit Fees

The aggregate fees billed for our most recently completed fiscal year ended July 31, 2015 and for our fiscal year ended July 31, 2014 for professional services rendered by our independent auditors for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q as well as services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31
	2015 ($)	2014 ($)
Audit Fees	25,600	24,800
Audit Related Fees	Nil	Nil
Tax Fees	6,200	Nil
All Other Fees	Nil	Nil
Total	31,800	24,800

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

Exhibits

Exhibit Number	Exhibit Description

2.1	Share Exchange Agreement with Non Industrial Manufacture Inc. dated May 2, 2011 (Incorporated by reference from our Current Report on Form 8-K/A filed on June 2, 2011)

3.1	Articles of Incorporation of Urban Barns Foods Inc. (formerly HL Ventures Inc.) (Incorporated by reference from our Registration Statement on Form SB-2 filed on September 6, 2007)

3.2	Certificate of Amendment filed with the Nevada Secretary of State on June 28, 2011 (Incorporated by reference from our Current Report on Form 8-K filed on July 25, 2011)

3.3	Bylaws (Incorporated by reference from our Registration Statement on Form SB-2 filed on September 6, 2007)

10.1	2014 Stock Option Plan (Incorporated by reference from our Current Report on Form 8-K filed on September 11, 2014)

14.1	Code of Business Conduct and Ethics (Incorporated by reference from our Registration Statement filed on Form S-1 June 3, 2010)

21	List of Subsidiaries: Urban Barns Foods Canada Inc., a Canadian company, Non-Industrial Manufacture, an Alberta, Canada company

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification Principal Financial Officer

*filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN BARNS FOODS INC.

Date: October 29, 2015	By:	/s/ Horst Hueniken
Horst Hueniken
President, Chief Executive Officer, Secretary,
Treasurer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Horst Hueniken		October 29, 2015
Horst Hueniken	President, Chief Executive Officer,
Secretary, Treasurer and Director

/s/ Jeremy Kendall		October 29, 2015
Jeremy Kendall	Chairman and Director

/s/ Hugh Blakely		October 29, 2015
Hugh Blakely	Director of Finance and Principal
Accounting Officer

/s/ Robyn Jackson		October 29, 2015
Robyn Jackson	Director