Form 10-Q
period 2015-10-31
Urban Barns Foods Inc.
filed 2016-01-11
CIK 1410253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

Commission file number: 000-53942

URBAN BARNS FOODS INC.
(Exact name of registrant as specified in its charter)

Nevada	20-0215404
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

13,000 Chemin Bélanger
Mirabel, Québec,
J7J 2N8	450-434-4344
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

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
[   ] Yes      [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 8, 2016 the registrant’s outstanding common stock consisted of 499,948,520 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Urban Barns Foods Inc. (the “Company”, “Urban Barns”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

URBAN BARNS FOODS INC.
Interim Consolidated Financial Statements
For the Three Months Ended October 31, 2015
(Expressed in U.S. dollars)
(unaudited)

Financial Statement Index

Interim Consolidated Balance Sheets	F–1

Interim Consolidated Statements of Operations	F–2

Interim Consolidated Statement of Stockholder’s Deficit	F–3

Interim Consolidated Statements of Cash Flows	F–4

Notes to the Interim Consolidated Financial Statements	F–5

URBAN BARNS FOODS INC.
Interim Consolidated Balance Sheets
(Expressed in U.S. dollars)

	October 31,	July 31,
	2015	2015
	$	$
	(unaudited)
ASSETS
Current assets
Cash	610	7,442
Accounts receivable	41,198	20,141
Other receivables	–	21,229
Inventory	16,283	18,767
Prepaid expenses and deposits	3,433	3,304
Total current assets	61,524	70,883
Prepaid expenses and deposits non-current	23,606	23,221
Property and equipment	425,750	449,800
Intangible assets	109,001	106,913
Total assets	619,881	650,817

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities

Accounts payable and accrued liabilities	405,971	336,478
Notes payable	251,280	244,854
Convertible notes (elected to record at fair value)	1,313,151	396,135
Due to related parties	267,058	165,270
Total current liabilities	2,237,460	1,142,737

Warrant derivative liability	34,454	35,262
Total liabilities	2,271,914	1,177,999

Stockholders’ deficit

Preferred stock Authorized: 100,000,000 shares, par value $0.001 Issued and outstanding: nil shares	–	–
Common stock, Class A Authorized: 500,000,000 shares, par value $0.001 Issued and outstanding: 472,248,520 and 289,500,928 shares, respectively	472,249	289,501
Common stock, Class B Authorized: 25,000,000 shares, value of $0.001 Issued and outstanding: nil shares	–	–
Additional paid-in capital	5,348,053	5,036,168
Common stock Issuable	1,618	1,618
Deferred compensation	–	(2,009)
Accumulated other comprehensive loss	(68,747)	(79,983)
Deficit	(7,405,206)	(5,772,477)
Total stockholders’ deficit	(1,652,033)	(527,182)
Total liabilities and stockholders’ deficit	619,881	650,817
Nature of operations and continuance of business (Note 1)
Commitments (Note 12)
Subsequent events (Note 13)

(The accompanying notes are an integral part of these interim consolidated financial statements)

URBAN BARNS FOODS INC.
Interim Consolidated Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	October 31,	October 31,
	2015	2014
	$	$

Revenue	36,027	17,252
Cost of sales	9,103	5,908
Gross margin	26,924	11,344

Operating expenses
Bad debt expense	3,979	–
Depreciation	23,925	27,310
Foreign exchange loss	14,177	2,827
General and administrative	87,295	467,455
Professional fees	42,267	64,910
Research and development	61,675	215,147
Total operating expenses	233,318	777,649
Loss from operations	(206,394)	(766,305)
Other income (expense)
Interest expense	(17,237)	–
Warrant derivative liability recovery	810	–
Loss on change in fair value of convertible notes	(1,409,908)	–
Total other income (expense)	(1,426,335)	–
Net loss	(1,632,729)	(766,305)
Translation adjustment	11,236	–
Comprehensive loss	(1,621,493)	(766,305)

Net loss per share, basic and diluted	(0.01)	(0.00)

Weighted average shares outstanding	315,661,226	278,242,125

(The accompanying notes are an integral part of these interim consolidated financial statements)

URBAN BARNS FOODS INC.
Interim Consolidated Statement of Stockholders Deficit
(Expressed in U.S. dollars)

							Deficit
						Accumulated	Accumulated
	Common Stock		Additional	Common		Other	During the
	Class A		Paid-In	Stock	Deferred	Comprehensive	Development
	Shares	Amount	Capital	Issuable	Compensation	Loss	Stage	Total
	#	$	$	$	$	$	$	$
Balance, July 31, 2015	289,500,928	289,501	5,036,168	1,618	(2,009)	(79,983)	(5,772477)	(527,182)

Shares issued for the conversion of notes and accrued interest	182,747,592	182,748	311,885	–	–	–	–	494,633

Deferred compensation costs charged to operations	–	–	–	–	2,009	–	–	2,009

Translation adjustment	–		–	–	–	11,236	–	11,236

Net loss for the period	–	–	–	–	–	–	(1,632,729)	(1,632,729)

Balance, October 31, 2015 (unaudited)	472,248,520	472,248	5,348,053	1,618	–	(68,747)	(7,405,206)	(1,652,033)

(The accompanying notes are an integral part of these interim consolidated financial statements)

URBAN BARNS FOODS INC.
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	October 31,	October 31,
	2015	2014
	$	$
Operating Activities
Net loss for the period	(1,632,729)	(766,305)
Adjustments to reconcile net loss to net cash used in operating activities:

Interest accrual	9,915	–
Bad debt expense	3,979	–
Depreciation	23,925	27,310
Deferred compensation	2,009	8,402
Loss on change in fair value of convertible notes	1,409,908	–
Warrant derivative recovery	(810)	–
Stock-based compensation	–	280,000
Unrealized foreign exchange	15,613	–
Changes in operating assets and liabilities:
Accounts receivable	(20,819)	(9,779)
Other receivables	16,900	(24,253)
Inventory	(8,227)	(6,204)
Prepaid expenses and deposits	(577)	8,058
Accounts payable and accrued liabilities	77,119	21,100
Due to related parties	4,974	(12,001)
Net cash used in operating activities	(98,820)	(473,672)
Investing Activities
Purchase of intangible assets	(2,344)	(3,570)
Purchase of property and equipment	(254)	(88,981)
Net cash used in investing activities	(2,598)	(92,551
Financing Activities
Proceeds from issuance of common stock	–	400,500
Proceeds from related parties	94,696	–
Proceeds from note payable	–	197,835
Net cash provided by financing activities	94,696	598,335
Effect of foreign exchange on cash	(110)	–
Change in cash	(6,832)	32,112
Cash, beginning of period	7,442	75,969
Cash, end of period	610	108,081

Non-cash investing and financing activities:
Shares issued upon conversion of notes	494,633	–
Property, plant, and equipment included in due to related party	1,162	–
Property, plant, and equipment included in accounts payable	58,846	–
Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these interim consolidated financial statements)

URBAN BARNS FOODS INC.
Notes to the Interim Consolidated Financial Statements
October 31, 2015
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

These interim consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at October 31, 2015, the Company had a working capital deficit of $2,175,936, had reported losses since inception from operations, and had an accumulated deficit of $7,405,206. The continued operations of the Company are dependent on its ability to generate future cash flows from operations or obtain additional financing. Management is obtaining working capital through debt or equity financing until such time that the Company’s operations generate positive operating cash flow. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These interim consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated interim financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC. The consolidated interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended October 31, 2015 are not necessarily indicative of the results that may be expected for the year ending July 31, 2016.

Recent Accounting Pronouncements

Recent pronouncements with future effective dates are either not applicable or are not expected to be significant to the interim consolidated financial statements of the Company.

3.	Property and Equipment

		Accumulated		Net Carrying
	Cost	Depreciation	Impairment	Value
	$	$	$	$
Production equipment
October 31, 2015	649,736	223,986	–	425,750
Production equipment
July 31, 2015	700,621	200,233	50,588	449,800

4.	Intangible Assets

		Accumulated
	Cost	Depreciation	Net Carrying Value
	$	$	$
Patent development costs October 31, 2015	109,001	–	109,001
Patent development costs July 31, 2015	106,913	–	106,913

URBAN BARNS FOODS INC.
Notes to the Interim Consolidated Financial Statements
October 31, 2015
(Expressed in U.S. dollars)
(unaudited)

5.	Convertible Notes

(a)

On February 10, 2015, the Company issued a promissory note for $166,000, less an initial financing charge of $12,000. Pursuant to the note, the amount owing is unsecured, bears interest at 8% per annum, and is due on February 12, 2016. The amount owing is convertible at the option of the holder into shares of the Company’s Class A common stock 180 days after the date of issuance of the note (August 9, 2015) at a conversion rate of 70% of the average of the three lowest closing bid prices of the Company’s Class A common stock for the 12 trading days ending one trading day prior to the date a notice of conversion is sent by the holder to the Company. As at October 31, 2015, the Company recorded accrued interest of $9,026, which has been included in accounts payable and accrued liabilities. During the period ended October 31, 2015, the Company issued 55,249,826 shares of Class A common stock pursuant to the conversion of principal of $78,960. Principal outstanding at October 31, 2015 was $87,040.

The Company has elected to record this note at fair value. As at October 31, 2015, the fair value of the note was $746,057, which is based on the market price of the shares that would be issuable upon conversion.

(b)

On March 23, 2015, the Company issued a promissory note for $115,000, less an initial financing charge of $15,000. Pursuant to the note, the amount owing is unsecured, bears guaranteed interest at 7% per annum, and is due on March 23, 2016. The amount owing is convertible at the option of the holder into shares of the Company’s Class A common stock at a price of $0.021 per share or 65% of the lowest closing bid price of the Company’s Class A common stock for the 20 trading days ending one day prior to the date a notice of conversion is sent by the holder to the Company. As at October 31, 2015, the Company recorded accrued interest of $8,050, which has been included in accounts payable and accrued liabilities. During the period ended October 31, 2015, the Company issued 84,997,766 shares of Class A common stock pursuant to the conversion of principal of $53,574. Principal outstanding at October 31, 2015 was $61,426.

The Company has elected to record this note at fair value. As at October 31, 2015, the fair value of the note was $567,094, which is based on the market price of the shares that would be issuable upon conversion.

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

The Company has elected to record this note at fair value. During the period ended October 31, 2015 the Company issued 42,500,000 shares of Class A common stock pursuant to the conversion of the entire principal and accrued interest.

6.	Warrant Derivative Liability

The non-compensatory warrants issued, as disclosed in Note 10, are a derivative liability due to being exercisable in a currency different than the functional currency of the Company. These warrants will continue to be a derivative liability until exercised or expired.

The fair values as at October 31, 2015 and July 31, 2015 are as follows:

	October 31,	July 31,
	2015	2015
	$	$
Warrant derivative liabilities:
6,500,000 warrants issued on August 20, 2014	19,128	20,520
3,150,000 warrants issued on September 17, 2014	10,761	11,590
1,736,445 warrants issued on February 19, 2015	4,565	3,512
	34,454	35,262

URBAN BARNS FOODS INC.
Notes to the Interim Consolidated Financial Statements
October 31, 2015
(Expressed in U.S. dollars)
(unaudited)

6.	Warrant Derivative Liability (continued)

The Company recorded a recovery of $810 being the reduction in the fair value to October 31, 2015.

The fair value of the derivative financial liabilities was determined using the Black-Scholes Model using the following assumptions:

		Risk-free	Expected	Expected
	Expected	Interest	Dividend	Life (in
	Volatility	Rate	Yield	years)
At the issuance date:

6,500,000 warrants issued on August 20, 2014	281%	0.94%	0%	3.00
3,150,000 warrants issued on September 17, 2014	281%	1.08%	0%	3.00
1,736,445 warrants issued on February 19, 2015	144%	0.67%	0%	2.00
As at October 31, 2015:

6,500,000 warrants issued on August 20, 2014	194%	0.67%	0%	1.81
3,150,000 warrants issued on September 17, 2014	194%	0.67%	0%	1.88
1,736,445 warrants issued on February 19, 2015	194%	0.67%	0%	1.31

7.	Notes Payable

(a)

During the year ended July 31, 2014, the Company entered into an agreement with certain shareholders, whereby the shareholders would buy certain licenses required by the Company. The Company would then buy back the licenses for Cdn$50,500 plus a 25% premium within the first 90 days, a 35% premium for the balance of the first 12 months, and a 50% premium during months 13-24. If the Company does not buy the licenses back within 2 years (expiring October 21, 2015), the license will be subject to a 5% royalty for the following 3 years. As at October 31, 2015, the Company owed $57,093 (Cdn$75,750), (July 31, 2015 - $58,059 (Cdn$68,175)) in order to buy back the licenses.

(b)

As at October 31, 2015, the Company owed $170,450 (Cdn$223,000) for a promissory note that was issued on October 29, 2014. The note is secured against the Company’s net assets, bears interest at a rate of 12.68% per annum, and is due the earlier of: (i) the Company raising Cdn$1,000,000 or more through issuance of equity or debt; or (ii) October 29, 2015. As at October 31, 2015, $193,377 is owed on this note which includes accrued interest of $22,291. This note was issued to a significant shareholder of the Company.

8.	Related Party Transactions

The following are related party transactions not disclosed elsewhere in these interim consolidated financial statements:

(a)

During the year ended July 31, 2015, the Company accrued $18,356 for severance pay to the former President and CEO of the Company which is unsecured, non-interest bearing, and due on demand. As at October 31, 2015, $17,914 (July 31, 2015 - $17,964) was owing to the former President.

(b)	As at October 31, 2015, the Company was owed $1,371 (July 31, 2015 - $1,374) from the Vice President of the Company which is unsecured, non-interest bearing, and due on demand.

(c)

As at October 31, 2015, the Company owed $45,864 (Cdn$60,000) (July 31, 2015 - $45,988) for a loan payable to a director of the Company. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and due on the earlier of i) the Company raising Cdn$1,000,000 or more through issuance of equity or debt or ii) January 31, 2016. As at October 31, 2015, $5,038 (Cdn$6,590) (July 31, 2015 - $3,352) is owed for accrued interest.

URBAN BARNS FOODS INC.
Notes to the Interim Consolidated Financial Statements
October 31, 2015
(Expressed in U.S. dollars)
(unaudited)

8.	Related Party Transactions (continued)

(d)

As at October 31, 2015, the Company owed $45,864 (Cdn$60,000) (July 31, 2015 - $45,988) for a loan payable to a director of the Company. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and due on the earlier of i) the Company raising Cdn$1,000,000 or more through issuance of equity or debt or ii) January 31, 2016. As at October 31, 2015, $4,808 (Cdn$6,290) (July 31, 2015 - $3,362) is owed for accrued interest.

(e)

As at October 31, 2015, the Company owed $24,523 (Cdn$32,082) (July 31, 2015 - $24,591) for a loan payable to a director of the Company. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and due on January 31, 2016. As at October 31, 2015, $1,187 (Cdn$1,553) (July 31, 2015 - $405) is owed for accrued interest.

(f)

As at October 31, 2015, the Company owed $21,280 (Cdn$27,839) (July 31, 2015 - $21,338) for a loan payable to a director of the Company. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and due on January 31, 2016. As at October 31, 2015, $1,054 (Cdn$1,378) (July 31, 2015 - $375) is owed for accrued interest.

(g)

As at October 31, 2015, the Company owed $48,025 (Cdn$62,249) (July 31, 2015 - $nil) for a loan payable to a director of the Company. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and due on January 31, 2016. As at October 31, 2015, $620 (Cdn$812) is owed for accrued interest.

(h)

As at October 31, 2015, the Company owed $47,207 (Cdn$61,758) (July 31, 2015 - $nil) for a loan payable to a former director of the Company. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and due on January 31, 2016. As at October 31, 2015, $616 (Cdn$806) is owed for accrued interest.

(i)

As at October 31, 2015, the Company owed $3,058 (Cdn$4,000) (July 2015 - $3,065) to a company controlled by the former President of the Company which is unsecured, non-interest bearing, and due on demand.

(j)	Included in accounts payable as at October 31, 2015 is $23,893 (July 31, 2015 - $20,275) owing to related parties for expense reimbursements.

(k)

As at October 31, 2015, the Company had deferred compensation of $nil (July 31, 2015 - $2,009) incurred to directors and officers of the Company. During the period ended October 31, 2015, deferred compensation of $2,009 (2014 - $8,402) was charged to operations and included in general and administrative expenses.

(l)

During the period ended October 31, 2015, the Company incurred consulting fees (included in general and administrative expenses) of $27,702 (Cdn$36,750) (2014 - $49,902) to directors and officers of the Company.

(m)

During the period ended October 31, 2015, the Company incurred consulting fees (included in general and administrative expenses) of $nil (2014 - $2,034) to the daughter of the former President of the Company.

(n)

During the period ended October 31, 2015, the Company incurred consulting fees (included in general and administrative expenses) of $nil (2014 - $4,072) and research and development expenses of $nil (2014 - $19,001) to the daughter of the Vice President of the Company.

(o)

During the period ended October 31, 2015, the Company granted nil (2014 - 5,925,000) stock options with a fair value of $nil (2014 - $237,000) (included in general and administrative expenses) to directors and officers of the Company.

(p)

During the period ended October 31, 2015, the Company granted nil (2014 - 200,000) stock options with a fair value of $nil (2014 - $8,000) (included in general and administrative expenses) for bookkeeping services to the spouse of the President of the Company.

URBAN BARNS FOODS INC.
Notes to the Interim Consolidated Financial Statements
October 31, 2015
(Expressed in U.S. dollars)
(unaudited)

9.	Common Stock

(a)	On August 19, 2015, the Company issued 1,785,714 shares of Class A common stock at $0.011 per share pursuant to the conversion of $15,000 of the convertible note as described in Note 5(a).

(b)	On September 25, 2015, the Company issued 8,823,529 shares of Class A common stock at $0.008 per share pursuant to the conversion of $15,000 of the convertible note as described in Note 5(a).

(c)	On October 2, 2015, the Company issued 5,000,000 shares of Class A common stock at $0.01 per share pursuant to the conversion of $7,475 of the convertible note as described in Note 5(c).

(d)	On October 2, 2015, the Company issued 7,246,377 shares of Class A common stock at $0.004 per share pursuant to the conversion of $10,000 of the convertible note as described in Note 5(b).

(e)	On October 12, 2015, the Company issued 13,333,333 shares of Class A common stock at $0.002 per share pursuant to the conversion of $20,000 of the convertible note as described in Note 5(a).

(f)	On October 12, 2015, the Company issued 14,888,889 shares of Class A common stock at $0.002 per share pursuant to the conversion of $13,400 of the convertible note as described in Note 5(b).

(g)	On October 15, 2015, the Company issued 13,636,364 shares of Class A common stock at $0.001 per share pursuant to the conversion of $15,000 of the convertible note as described in Note 5(a).

(h)	On October 15, 2015, the Company issued 7,000,000 shares of Class A common stock at $0.001 per share pursuant to the conversion of $5,915 of the convertible note as described in Note 5(c).

(i)	On October 20, 2015, the Company issued 17,670,886 shares of Class A common stock at $0.001 per share pursuant to the conversion of $13,960 of the convertible note as described in Note 5(a).

(j)	On October 20, 2015, the Company issued 18,060,417 shares of Class A common stock at $0.001 per share pursuant to the conversion of $8,669 of the convertible note as described in Note 5(b).

(k)	On October 22, 2015, the Company issued 14,000,000 shares of Class A common stock at $0.002 per share pursuant to the conversion of $7,280 of the convertible note as described in Note 5(c).

(l)	On October 22, 2015, the Company issued 18,958,333 shares of Class A common stock at $0.002 per share pursuant to the conversion of $9,100 of the convertible note as described in Note 5(b).

(m)	On October 28, 2015, the Company issued 16,500,000 shares of Class A common stock at $0.002 per share pursuant to the conversion of $8,580 of the convertible note as described in Note 5(c).

(n)	On October 28, 2015, the Company issued 18,093,750 shares of Class A common stock at $0.002 per share pursuant to the conversion of $8,685 of the convertible note as described in Note 5(b).

(o)	On October 30, 2015, the Company issued 7,750,000 shares of Class A common stock at $0.01 per share pursuant to the conversion of $3,720 of the convertible note as described in Note 5(b).

10.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted Average
	Number of	Exercise Price
	Warrants	$
Balance, July 31,2014	2,027,027	–
Issued	11,746,445	0.07
Balance, July 31, 2015	13,773,472	0.07
Issued	–	–
Balance, October 31, 2015	13,773,472	0.07

URBAN BARNS FOODS INC.
Notes to the Interim Consolidated Financial Statements
October 31, 2015
(Expressed in U.S. dollars)
(unaudited)

10.	Share Purchase Warrants (continued)

A summary of share purchase warrants outstanding and exercisable as at October 31, 2015 is as follows:

	Exercise Price	Number of warrants	Remaining life
Expiry Date	$	Outstanding and exercisable	(years)

October 29, 2016	0.070	2,027,027	1.00
August 20, 2017	0.075	6,500,000	1.81
September 17, 2017	0.075	3,510,000	1.88
February 19, 2017	0.040	1,736,445	1.31
		13,773,472	1.64

11.	Stock Options

The Company has adopted a stock option plan pursuant to which options may be granted to directors, officers, employees and consultants of the Company to a maximum of 25,000,000 shares issued and outstanding at the time of the grant. The exercise price of each option is equal to the market price on the date of the grant. The options vest at the discretion of the Board of Directors.

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Aggregate
		Average	Intrinsic
	Number	Exercise Price	Value
	of Options	$	$
Outstanding, July 31, 2014	10,500,000	0.10	–

Granted	7,200,000	0.10
Expired	(200,000)	0.10
Outstanding, July 31, 2015	17,500,000	0.10	–
Granted	–	0.10
Forfeited	(10,100,000)	0.10
Outstanding, October 31, 2015	7,400,000	0.10	–

URBAN BARNS FOODS INC.
Notes to the Interim Consolidated Financial Statements
October 31, 2015
(Expressed in U.S. dollars)
(unaudited)

11.	Stock Options (continued)

A summary of stock options outstanding and exercisable as at October 31, 2015 is as follows:

	Exercise
	Price	Number of warrants	Remaining life
Expiry Date	$	Outstanding and exercisable	(years)

February 6, 2024	0.10	3,750,000	8.27
September 5, 2024	0.10	3,450,000	8.85
March 5, 2025	0.10	200,000	9.35
		7,400,000	8.57

12.	Commitments and Contingencies

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
761,122

(c)

On July 17, 2014, the Company entered into a lease agreement for a delivery van at a rate of Cdn$630 per month until July 17, 2019. The minimum lease payments over the remaining term of the lease are as follows:

Year	Cdn$
2016	7,560
2017	7,560
2018	7,560
2019	7,560
30,240

URBAN BARNS FOODS INC.
Notes to the Interim Consolidated Financial Statements
October 31, 2015
(Expressed in U.S. dollars)
(unaudited)

12.	Commitments and Contingencies (continued)

(d)

On December 1, 2014, the Company entered into a lease agreement for a vehicle at a rate of Cdn$952 per month until October 31, 2018. The minimum lease payments over the remaining term of the lease are as follows:

Year	Cdn$
2016	11,424
2017	11,424
2018	11,424
2019	2,856
37,128

(e)

During the year ended July 31, 2015, the Company was subject to two civil claims totaling $25,380, filed by family members of a former director and officer of the Company. The family members received a judgement in their favor. As at October 31, 2015, $25,380 remained unpaid and has been recorded in accounts payable and accrued liabilities.

13.	Subsequent Events

(a)

On November 13, 2015, the Company received a loan of $1,875 (Cdn$2,500) from a director of the Company. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and is due on January 31, 2016.

(b)

On November 13, 2015, the Company received a loan of $1,875 (Cdn$2,500) from a director of the Company. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and is due on January 31, 2016.

(c)

On November 13, 2015, pursuant to an exchange agreement entered into by two of the convertible note holders, the Company issued a new promissory note for $68,449. Pursuant to the note, the amount owing is unsecured, bears guaranteed interest at 8% per annum, and is due on November 13, 2016. The amount owing is convertible at the option of the holder into shares of the Company’s Class A common stock at a rate of 65% of the lowest trading price of the Company’s Class A common stock for the 25 consecutive trading days prior to the date a notice of conversion is sent by the holder to the Company.

(d)

On November 16, 2015, the Company issued 20,000,000 shares of Class A common stock at $0.00052 per share pursuant to the conversion of $10,400 of the convertible note as described in Subsequent Event Note 5(d).

(e)	On November 20, 2015, the Company received a non-refundable deposit of $18,743 (Cdn$25,000) from a potential investor for the ability to perform due diligence.

(f)	On November 23, 2015, the Company issued 7,700,000 shares of Class A common stock at $0.00052 per share pursuant to the conversion of $4,004 of the convertible note as described in Note 13(d).

(g)	On December 8, 2015, the Company received $18,393 (Cdn$25,000) from a related party.

(h)	On December 8, 2015, the Company received $21,612 (Cdn$30,000) from a related party.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of this report, including any projections of earnings, revenues,or other financial items; any statements of the plans, strategies and objectives of management for future operation; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs and the risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report.

Results of Operations

For the Three Months Ended October 31, 2015 and 2014

During the three months ended October 31, 2015, the Company generated revenues of $36,027 with a cost of sales of $9,103, resulting in a gross margin of $26,924. This compares favourably with revenues of $17,252, a cost of sales of $5,908 and a gross margin of $11,344 for the corresponding period in 2014. During the three months ended October 31, 2015, the Company experienced a consistent increase in demand for its leafy green vegetables. In addition, the Company was able to rectify previous difficulties with water issues, together with broken cables on certain of its Generation 3 growing machines, and production continued to steadily increase as a result. During the three months ended October 31, 2014, revenues were impacted by the fact that the Company’s first growing facility had only commenced operations in June 2014.

The Company incurred operating expenses of $233,318 for the three months ended October 31, 2015, compared with $777,649 during the three months ended October 31, 2014. This decrease was due to tighter controls over spending, resulting in significantly lower general and administrative expenses, professional fees, and research and development costs offset by higher depreciation expense.

The Company incurred a net loss of $1,632,729 for the three months ended October 31, 2015, compared with a net loss of $766,305 during the three months ended October 31, 2014. The increase in the net loss was primarily due to a significant increase in the loss on conversion of convertible notes. In contrast, the Company’s loss from operations for the three months ended October 31, 2015 was only $206,394, compared to $766,305 for the three months ended October 31, 2014. This reflects the increase in sales described above as well as lower operating costs, offset to some extent by a higher interest expense figure.

Liquidity and Capital Resources

The following table provides selected financial data about the Company for the quarter ended October 31, 2015:

	October 31,	July 31,
	2015	2015
	$	$

Cash	610	7,442
Current Assets	61,524	70,883
Total Assets	619,881	650,817
Current Liabilities	2,237,460	1,142,737
Accumulated Deficit	(7,405,206)	(5,772,477)

As of October 31, 2015, the Company had cash of $610, total current assets of $61,524, total current liabilities of $2,237,460 and a working capital deficit $2,175,936, compared to cash of $7,442, total current assets of $70,883, total current liabilities of $1,142,737 and a working capital deficit of $1,071,854 as of July 31, 2015. The increase in the Company’s working capital deficit is due in large part to the revaluation of the convertible notes to fair value at October 31, 2015.

During the three months ended October 31, 2015, the Company received net cash of $94,696 from financing activities, compared to net cash received of $598,335 from financing activities during the three months ended October 31, 2014. The decrease is primarily due to $400,500 in proceeds the Company received in the prior period from the issuance of its common stock and $197,835 in proceeds the Company received from the issuance of a note payable. During the quarter ended October 31, 2015, the Company received proceeds of $94,696 from related parties.

During the three months ended October 31, 2015, the Company used net cash of $98,820 on operating activities compared to $473,672 during the three months ended October 31, 2014. The decrease in net cash used was due primarily to the fact there was no stock-based compensation in this period compared to the prior year.

During the three months ended October 31, 2015, the Company used net cash of $2,597 on investing activities compared to $92,551 during the period ended October 31, 2014. The decrease in cash used was due to the fact that purchases of equipment to open the Company’s first growing facility had been spent in the previous year. The Company is continuing its payments for patents on its intellectual property.

The Company estimates that its expenses over the next 12 months will be approximately $1,632,021 as summarized in the table below. These estimates may change significantly depending on the nature of its future business activities and its ability to raise capital from investors or other sources.

Description	Potential Completion Date	Estimated Expenses ($)
Cost of sales	12 months	282,248
Direct and indirect labour	12 months	407,531
Rent	12 months	151,709
Professional fees	12 months	100,000
General & administrative expenses	12 months	212,105
Purchase of additional growing machines & building improvements	12 months	478,428
Total		1,632,021

The Company’s general and administrative expenses for the year will consist of consulting fees, office maintenance, communication expenses (cellular, internet, fax and telephone), bank charges, courier and postage costs, office supply costs and fees related to its website. The Company plans to build 12 new large capacity growing machines for installation into currently available space within its Mirabel, Québec growing facility.

Based on its planned expenditures, the Company will require additional funds of at least $1,600,000 to proceed with its business plan over the next 12 months. If it is not able to obtain additional financing on a timely basis, the Company will be unable to conduct its operations as planned, and will not be able to meet its obligations as they become due. In such event, the Company will be forced to delay its growing capacity expansion, scale down or perhaps even cease its operations.

Inflation

The amounts presented in the Company’s financial statements do not provide for the effect of inflation on its operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of October 31, 2015, the Company had one off balance sheet transaction that will have or is reasonably likely to have a current or future effect on its financial condition, changes in its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. In collaboration with McGill University researcher Dr. Mark Lefsrud of the Faculty of Agricultural and Environmental Sciences, the Company will further develop an indoor plant growth system aimed at expanding locally grown food. With industrial support from the Company, McGill University was awarded an NSERC Collaborative Research & Development (CRD) grant in the amount of $240,000 in order to continue the development of this important project. The grant will run for an initial period of two years with the aim of optimizing light emitting diodes to assess photosynthetic efficiency of horticultural plants. The project is focused on the refinement of the photo synthetically active radiation efficiency (PAR curve) of plants using light emitting diodes (LEDs), and the basic science research will be used to optimize the lighting in the Company’s cubic farming system to maximize production and reduce energy costs.

Critical Accounting Policies

The Company’s financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies are included in Note 2 of the notes to the Company’s financial statements. The Company has identified below the accounting policies that are of particular importance in the presentation of its financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Exchange gains or losses arising on translation of foreign currency items are included in the statement of operations. We follow the current rate method of translation with respect to the presentation of our consolidated financial statements in the reporting currency, which is the United States dollar. Accordingly, assets and liabilities are translated into United States dollars at the period-end exchange rates while revenue and expenses are translated at the prevailing exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity (deficit) as accumulated other comprehensive income..

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that the Company files or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Director of Finance, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Director of Finance, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2015. Based on the evaluation of these disclosure controls and procedures the Chief Executive Officer and Director of Finance concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

During the quarter covered by this report there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

January 8, 2016	Urban Barns Foods Inc.

/s/ Robyn Jackson
By: Robyn Jackson
President, Chief Executive Officer, Secretary, Treasurer & Director