Form 10-Q
period 2016-01-31
Urban Barns Foods Inc.
filed 2016-03-17
CIK 1410253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

Commission file number: 000-53942

URBAN BARNS FOODS INC.
(Exact name of registrant as specified in its charter)

Nevada	20-0215404
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13,000 Chemin Bélanger Mirabel, Québec, J7J 2N8	450-434-4344
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

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

As of March 16, 2016 the registrant’s outstanding common stock consisted of 24,998,217 shares.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Urban Barns Foods Inc. (the “Company”, “Urban Barns”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

URBAN BARNS FOODS INC.

Interim Consolidated Financial Statements

For the Three and Six Months Ended January 31, 2016

(Expressed in U.S. dollars)

(unaudited)

Financial Statement Index

Interim Consolidated Balance Sheets	F–1

Interim Consolidated Statements of Operations	F–2

Interim Consolidated Statement of Stockholders’ Deficit	F–3

Interim Consolidated Statements of Cash Flows	F–4

Notes to the Interim Consolidated Financial Statements	F–5

3

URBAN BARNS FOODS INC.

Interim Consolidated Balance Sheets

(Expressed in U.S. dollars)

	January 31, 2016 $	July 31, 2015 $
	(unaudited)
ASSETS

Current assets

Cash	3,812	7,442
Accounts receivable	28,836	20,141
Other receivables	–	21,229
Inventory	20,820	18,767
Prepaid expenses and deposits	5,208	3,304
Total current assets	58,676	70,883

Prepaid expenses and deposits non-current	22,688	23,221
Property and equipment	373,838	449,800
Intangible assets	111,063	106,913
Total assets	566,265	650,817

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities

Accounts payable and accrued liabilities	412,684	336,478
Notes payable	239,205	244,854
Convertible notes (elected to record at fair value)	208,812	396,135
Due to related parties	273,997	165,270
Total current liabilities	1,134,698	1,142,737

Warrant derivative liability	10,790	35,262
Total liabilities	1,145,488	1,177,999

Stockholders’ deficit

Preferred stock Authorized: 100,000,000 shares, par value $0.001 Issued and outstanding: nil shares	–	–

Common stock, Class A Authorized: 25,000,000 shares, par value $0.001 Issued and outstanding: 24,997,426 and 14,475,046 shares, respectively	24,997	14,475

Common stock, Class B Authorized: 25,000,000 shares, value of $0.001 Issued and outstanding: nil shares	–	–

Additional paid-in capital	5,878,405	5,311,194
Common stock Issuable	1,618	1,618
Deferred compensation	–	(2,009)

Accumulated other comprehensive loss	(87,617)	(79,983)
Deficit	(6,396,626)	(5,772,477)
Total stockholders’ deficit	(579,223)	(527,182)
Total liabilities and stockholders’ deficit	566,265	650,817

Nature of operations and continuance of business (Note 1)

Commitments and contingencies (Note 12)

Subsequent events (Note 13)

(The accompanying notes are an integral part of these interim consolidated financial statements)

URBAN BARNS FOODS INC.

Interim Consolidated Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended January 31, 2016 $	Three Months Ended January 31, 2015 $	Six Months Ended January 31, 2016 $	Six Months Ended January 31, 2015 $

Sales revenue	29,357	24,084	65,384	41,336
Royalty revenue	43,680	-	43,680	-
Cost of sales	(6,121)	(6,984)	(15,224)	(12,892)

Gross margin	66,916	17,100	93,840	28,444

Operating expenses

Bad debt recovery	(3,979)	–	–	–
Depreciation	22,287	25,293	46,212	52,603
Foreign exchange loss (gain)	(31,763)	(1,881)	(17,586)	946
General and administrative	52,049	215,866	139,344	683,321
Professional fees	21,912	16,861	64,179	81,771
Research and development	47,525	107,475	109,200	322,622

Total operating expenses	108,031	363,614	341,349	1,141,263

Loss from operations	(41,115)	(346,514)	(247,509)	(1,112,819)

Other income (expense)
		–		–
Other income	18,200	-	18,200	-
Interest expense	(16,635)	–	(33,872)	–
Change in warrant derivative fair value	23,662	–	24,472	–
Gain (loss) on change in fair value of convertible notes	1,024,468	–	(385,440)	–

Total other income (expense)	1,049,695	–	(376,640)	–

Net income (loss)	1,008,580	(346,514)	(624,149)	(1,112,819)

Translation adjustment	(18,870)	–	(7,634)	–

Comprehensive income (loss)	989,710	(346,514)	(631,783)	(1,112,819)

Net income (loss) per share, basic and diluted	0.04	(0.02)	(0.03)	(0.08)

Weighted average shares outstanding, basic and diluted	24,661,176	14,070,857	20,224,225	13,997,346

(The accompanying notes are an integral part of these interim consolidated financial statements)

URBAN BARNS FOODS INC.

Interim Consolidated Statement of Stockholders’ Deficit

(Expressed in U.S. dollars)

	Common Stock		Additional	Common		Accumulated Other
	Class A		Paid-In	Stock	Deferred	Comprehensive
	Shares	Amount	Capital	Issuable	Compensation	Loss	Deficit	Total
	#	$	$	$	$	$	$	$

Balance, July 31, 2015	14,475,046	14,475	5,311,194	1,618	(2,009)	(79,983)	(5,772,477)	(527,182)

Shares issued for the conversion of notes and accrued interest	10,522,380	10,522	567,211	–	–	–	–	577,733

Deferred compensation costs charged to operations	–	–	–	–	2,009	–	–	2,009

Translation adjustment	–		–	–	–	(7,634)	–	(7,634)

Net loss for the period	–	–	–	–	–	–	(624,149)	(624,149)

Balance, January 31, 2016 (unaudited)	24,997,426	24,997	5,878,405	1,618	–	(87,617)	(6,396,626)	(579,223)

(The accompanying notes are an integral part of these interim consolidated financial statements)

URBAN BARNS FOODS INC.

Interim Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Six Months Ended January 31, 2016	Six Months Ended January 31, 2015
	$	$
Operating Activities

Net loss for the period	(624,149)	(1,112,819)

Adjustments to reconcile net loss to net cash used in operating activities:

Interest accrual	33,872	–
Depreciation	46,212	52,603
Deferred compensation	2,009	16,804
Loss on change in fair value of convertible notes	385,440	–
Warrant derivative loss (recovery)	(24,472)	–
Unrealized foreign exchange	(16,955)	15,127
Issuance of shares for services	–	32,464
Stock-based compensation	–	280,000

Changes in operating assets and liabilities:
Accounts receivable	(10,429)	(14,167)
Other receivables	20,164	(31,361)
Inventory	(13,780)	(12,587)
Prepaid expenses and deposits	(3,400)	18,663
Accounts payable and accrued liabilities	104,964	(7,907)
Due to related parties	9,505	(10,913)
Net cash used in operating activities	(91,019)	(774,093)

Investing Activities
Purchase of intangible assets	(12,298)	(7,388)
Purchase of property and equipment	(837)	(88,980)
Net cash used in investing activities	(13,135)	(96,368)

Financing Activities
Proceeds from issuance of common stock	–	540,500
Proceeds from related parties	100,524	180,631
Proceeds from note payable	–	94,368
Net cash provided by financing activities	100,524	815,499

Change in cash	(3,630)	(54,962)

Cash, beginning of period	7,442	75,969

Cash, end of period	3,812	21,007

Non-cash investing and financing activities:
Shares issued upon conversion of notes	577,733	–
Property, plant, and equipment included in due to related party	1,320	–
Property, plant, and equipment included in accounts payable	58,846	–

Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these interim consolidated financial statements)

URBAN BARNS FOODS INC.

Notes to the Interim Consolidated Financial Statements

January 31, 2016

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

These interim consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at January 31, 2016, the Company had a working capital deficit of $1,076,022, had reported losses since inception from operations, and had an accumulated deficit of $6,396,626. The continued operations of the Company are dependent on its ability to generate future cash flows from operations or obtain additional financing. Management is obtaining working capital through debt or equity financing until such time that the Company’s operations generate positive operating cash flow. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These interim consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

Subsequent to the period end, the company completed a 1 for 20 reverse split of its Class A common stock. All share and per share amounts have been reflected on a post reverse split basis.

2.	Summary of Significant Accounting Policies

Basis of Presentation

These unaudited consolidated interim financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC. These consolidated interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended January 31, 2016 are not necessarily indicative of the results that may be expected for the year ending July 31, 2016.

Recent Accounting Pronouncements

Recent pronouncements with future effective dates are either not applicable or are not expected to be significant to the consolidated financial statements of the Company.

3.	Property and Equipment

	Cost $	Accumulated Depreciation $	Impairment $	Net Carrying Value $

Production equipment January 31, 2016	605,522	231,684	–	373,838
Production equipment July 31, 2015	700,621	200,233	50,588	449,800

URBAN BARNS FOODS INC.

Notes to the Interim Consolidated Financial Statements

January 31, 2016

(Expressed in U.S. dollars)

(unaudited)

4.	Intangible Assets

	Cost $	Accumulated Depreciation $	Net Carrying Value $

Patent development costs January 31, 2016	111,063	–	111,063
Patent development costs July 31, 2015	106,913	–	106,913

5.	Convertible Notes

(a)	On February 10, 2015, the Company issued a promissory note for $166,000, less an initial financing charge of $12,000. Pursuant to the note, the amount owing is unsecured, bears interest at 8% per annum, and is due on February 12, 2016. The amount owing is convertible at the option of the holder into shares of the Company’s Class A common stock 180 days after the date of issuance of the note (August 9, 2015) at a conversion rate of 70% of the average of the three lowest closing bid prices of the Company’s Class A common stock for the 12 trading days ending one trading day prior to the date a notice of conversion is sent by the holder to the Company.

On November 13, 2015, pursuant to an exchange agreement, this noteholder exchanged a principal amount of $65,280 together with accrued interest of $3,219 with a new noteholder as disclosed in Note 5(d). As at January 31, 2016, the Company recorded accrued interest of $6,431, which has been included in accounts payable and accrued liabilities. During the period ended January 31, 2016, the Company issued 2,762,491 shares of Class A common stock pursuant to the conversion of principal of $78,960. Principal outstanding at January 31, 2016 was $21,760.

The Company has elected to record this note at fair value. As at January 31, 2016, the fair value of the note was $31,086, which is based on the market price of the shares that would be issuable on conversion.

(b)	On March 23, 2015, the Company issued a promissory note for $115,000, less an initial financing charge of $15,000. Pursuant to the note, the amount owing is unsecured, bears guaranteed interest at 7% per annum, and is due on March 23, 2016. The amount owing is convertible at the option of the holder into shares of the Company’s Class A common stock at a price of $0.021 per share or 65% of the lowest closing bid price of the Company’s Class A common stock for the 20 trading days ending one day prior to the date a notice of conversion is sent by the holder to the Company. As at January 31, 2016, the Company recorded accrued interest of $8,050, which has been included in accounts payable and accrued liabilities. During the period ended January 31, 2016 the Company issued 4,249,889 shares of Class A common stock pursuant to the conversion of principal of $53,574. Principal outstanding at January 31, 2016 was $61,426.

The Company has elected to record this note at fair value. As at January 31, 2016, the fair value of the note was $94,502, which is based on the market price of the shares that would be issuable on conversion.

(c)	On March 23, 2015, the Company issued a promissory note for $27,500, less an initial financing charge of $2,500. Pursuant to the note, the amount owing is unsecured, bears guaranteed interest at 7% per annum, and is due on March 23, 2016. The amount owing is convertible at the option of the holder into shares of the Company’s Class A common stock at a price of $0.021 per share or 65% of the lowest closing bid price of the Company’s Class A common stock for the 20 trading days ending one day prior to the date a notice of conversion is sent by the holder to the Company. During the period ended January 31, 2016 the Company issued 2,125,000 shares of Class A common stock pursuant to the conversion of the entire principal and accrued interest of $1,750.

URBAN BARNS FOODS INC.

Notes to the Interim Consolidated Financial Statements

January 31, 2016

(Expressed in U.S. dollars)

(unaudited)

5.	Convertible Notes (continued)

(d)	On November 13, 2015, pursuant to an exchange agreement (Note 5a), the Company issued a new promissory note for $68,500. Pursuant to the note, the amount owing is unsecured, bears guaranteed interest at 8% per annum, and is due on November 13, 2016. The amount owing is convertible at the option of the holder into shares of the Company’s Class A common stock at a price of 65% of the lowest trading price of the Company’s Class A common stock for the 25 consecutive trading days prior to the date a notice of conversion is sent by the holder to the Company. As at January 31, 2016, the Company recorded accrued interest of $5,480, which has been included in accounts payable and accrued liabilities. During the period ended January 31, 2016 the Company issued 1,385,000 shares of Class A common stock pursuant to the conversion of principal of $14,404. Principal outstanding at January 31, 2016 was $54,095.

The Company has elected to record this note at fair value. As at January 31, 2016, the fair value of the note was $83,224, which is based on the market price of the shares that would be issuable on conversion.

6.	Warrant Derivative Liability

The non-compensatory warrants issued, as disclosed in Note 11, are a derivative liability due to being exercisable in a currency different than the functional currency of the Company. These warrants will continue to be a derivative liability until exercised or expired.

The fair values as at January 31, 2016 and July 31, 2015 are as follows:

	January 31, 2016 $	July 31, 2015 $

Warrant derivative liabilities:
325,000 warrants issued on August 20, 2014	6,093	20,520
157,500 warrants issued on September 17, 2014	3,484	11,590
86,822 warrants issued on February 19, 2015	1,213	3,512
	10,790	35,262

The Company recorded a recovery of $24,472 being the reduction in the fair value during the six month period ended January 31, 2016.

The fair value of the derivative financial liabilities was determined using the Black-Scholes Model using the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At the issuance date:

325,000 warrants issued on August 20, 2014	281%	0.94%	0%	3.00
157,500 warrants issued on September 17, 2014	281%	1.08%	0%	3.00
86,822 warrants issued on February 19, 2015	144%	0.67%	0%	2.00

As at January 31, 2016:

325,000 warrants issued on August 20, 2014	236%	0.67%	0%	1.55
157,500 warrants issued on September 17, 2014	236%	0.67%	0%	1.63
86,822 warrants issued on February 19, 2015	236%	0.67%	0%	1.05

URBAN BARNS FOODS INC.

Notes to the Interim Consolidated Financial Statements

January 31, 2016

(Expressed in U.S. dollars)

(unaudited)

7.	Notes Payable

(a)	During the year ended July 31, 2014, the Company entered into an agreement with certain shareholders, whereby the shareholders would buy certain licenses required by the Company. The Company would then buy back the licenses for Cdn$50,500 plus a 25% premium within the first 90 days, a 35% premium for the balance of the first 12 months, and a 50% premium during months 13-24. If the Company does not buy the licenses back within 2 years (expiring October 21, 2015), the license will be subject to a 5% royalty for the following 3 years. As at January 31, 2016, the Company owed $53,797 (Cdn$75,750), (July 31, 2015 - $58,059 (Cdn$68,175)) in order to buy back the licenses.

(b)	As at January 31, 2016, the Company owed $158,374 (Cdn$223,000) for a promissory note that was issued on October 29, 2014. The note is secured against the Company’s net assets, bears interest at a rate of 12.68% per annum, and is due the earlier of: (i) the Company raising Cdn$1,000,000 or more through issuance of equity or debt; or (ii) October 29, 2015. As at January 31, 2016, the Company owed $185,408 on this note which includes accrued interest of $27,034. This note was issued to a significant shareholder of the Company. As at January 31, 2016, this loan was past due, however the shareholder has agreed not to call the loan for the time being.

8.	Royalty Revenue and Other Income

During the period ended January 31, 2016, the Company entered into a license agreement where it granted a licensee the rights to use its growing machine technology relating to the cultivation of fruits and vegetables in a controlled environment. The Company received $43,680 (Cdn$60,000), and will receive a royalty equal to 2.5% of the revenue the licensee receives from the sale, marketing, manufacturing or distribution of the growing machines.

During the period ended January 31, 2016, the Company earned other income of $18,200 (Cdn$25,000) from an exclusivity agreement.

9.	Related Party Transactions

The following are related party transactions not disclosed elsewhere in these interim consolidated financial statements:

(a)	During the year ended July 31, 2015, the Company accrued $18,356 for severance pay to the former President and CEO of the Company which is unsecured, non-interest bearing, and due on demand. As at January 31, 2016, $16,645 (July 31, 2015 - $17,964) was owing to the former President.

(b)	As at January 31, 2016, the Company was owed $1,273 (July 31, 2015 - $1,374) from the Vice President of the Company which is unsecured, non-interest bearing, and due on demand.

(c)	As at January 31, 2016, the Company owed $42,612 (Cdn$60,000) (July 31, 2015 - $45,988) for a loan payable to a director of the Company. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and due on the earlier of (i) the Company raising Cdn$1,000,000 or more through issuance of equity or debt or (ii) November 19, 2016. As at January 31, 2016, $6,042 (Cdn$8,508) (July 31, 2015 - $3,581) was owed for accrued interest.

(d)	As at January 31, 2016, the Company owed $42,612 (Cdn$60,000) (July 31, 2015 - $45,988) for a loan payable to a director of the Company. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and due on the earlier of (i) the Company raising Cdn$1,000,000 or more through issuance of equity or debt or (ii) November 19, 2016. As at January 31, 2016, $5,829 (Cdn$8,208) (July 31, 2015 - $3,351) was owed for accrued interest.

(e)	As at January 31, 2016, the Company owed $22,785 (Cdn$32,082) (July 31, 2015 - $24,591) for a loan payable to a director of the Company. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and due on November 19, 2016. As at January 31, 2016, $1,832 (Cdn$2,579) (July 31, 2015 - $404) was owed for accrued interest.

URBAN BARNS FOODS INC.

Notes to the Interim Consolidated Financial Statements

January 31, 2016

(Expressed in U.S. dollars)

(unaudited)

9.	Related Party Transactions (continued)

(f)	As at January 31, 2016, the Company owed $19,774 (Cdn$27,844) (July 31, 2015 - $21,337) for a loan payable to a director of the Company. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and due on November 19, 2016. As at January 31, 2016, $1,611 (Cdn$2,268) (July 31, 2015 - $375) was owed for accrued interest.

(g)	As at January 31, 2016, the Company owed $41,730 (Cdn$58,759) (July 31, 2015 - $nil) for a loan payable to a director of the Company. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and due on November 19, 2016. As at January 31, 2016, $1,911 (Cdn$2,690) (July 31, 2015 - $nil) was owed for accrued interest.

(h)	As at January 31, 2016, the Company owed $44,267 (Cdn$62,330) (July 31, 2015 - $nil) for a loan payable to a former director of the Company. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and due on November 19, 2016. As at January 31, 2016, $1,988 (Cdn$2,799) (July 31, 2015 - $nil) was owed for accrued interest.

(i)	As at January 31, 2016, the Company owed $1,775 (Cdn$2,500) (July 31, 2015 - $nil) for a loan payable to a former director of the Company. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and due on November 19, 2016. As at January 31, 2016, $49 (Cdn$69) (July 31, 2015 - $nil) was owed for accrued interest.

(j)	As at January 31, 2016, the Company owed $3,126 (Cdn$4,402) (July 31, 2015 - $nil) for a loan payable to a former director of the Company. The loan is secured against the Company’s assets, bears interest at a rate of 12.68% per annum and due on November 19, 2016. As at January 31, 2016, $86 (Cdn$121) (July 31, 2015 - $nil) was owed for accrued interest.

(k)	As at January 31, 2016, the Company owed $2,841 (Cdn$4,000) (July 31, 2015 - $3,065) to a company controlled by the former President of the Company which is unsecured, non-interest bearing, and due on demand.

(l)	Included in accounts payable as at January 31, 2016 is $21,639 (July 31, 2015 - $20,275) owing to related parties for expense reimbursements.

(m)	As at January 31, 2016, the Company had deferred compensation of $nil (July 31, 2015 - $2,009) incurred to directors and officers of the Company. During the period ended January 31, 2016, deferred compensation of $2,009 (2015 - $nil) was charged to operations and included in general and administrative expenses.

(n)	During the period ended January 31, 2016, the Company incurred consulting fees (included in general and administrative expenses) of $53,726 (Cdn$73,800) (2015 - $88,472) to directors and officers of the Company.

(o)	During the period ended January 31, 2016, the Company incurred consulting fees (included in general and administrative expenses) of $nil (2015 - $1,928) to the daughter of the former President of the Company.

(p)	During the period ended January 31, 2016, the Company incurred consulting fees (included in general and administrative expenses) of $nil (2015 - $35,994) and cost of living expenses of $nil (2015 - $7,713) to the daughter of the Vice President of the Company.

(q)	During the period ended January 31, 2016, the Company granted nil (2015 - 5,925,000) stock options with a fair value of $nil (2015 - $237,000) (included in general and administrative expenses) to directors and officers of the Company.

(r)	During the period ended January 31, 2016, the Company granted nil (2015 - 200,000) stock options with a fair value of $nil (2015 - $8,000) (included in general and administrative expenses) for bookkeeping services to the spouse of the former President of the Company.

(s)	As at January 31, 2016, the company owed $17,755 (Cdn$25,000) (July 31, 2015 - $nil) for a loan payable to a majority shareholder of the Company. This loan is secured against the Company’s assets, non-interest bearing and due on demand.

URBAN BARNS FOODS INC.

Notes to the Interim Consolidated Financial Statements

January 31, 2016

(Expressed in U.S. dollars)

(unaudited)

10.	Common Stock

(a)	On August 19, 2015, the Company issued 89,286 shares of Class A common stock at $0.22 per share pursuant to the conversion of $15,000 of the convertible note as described in Note 5(a).

(b)	On September 25, 2015, the Company issued 441,176 shares of Class A common stock at $0.16 per share pursuant to the conversion of $15,000 of the convertible note as described in Note 5(a).

(c)	On October 2, 2015, the Company issued 250,000 shares of Class A common stock at $0.20 per share pursuant to the conversion of $7,475 of the convertible note as described in Note 5(c).

(d)	On October 2, 2015, the Company issued 362,319 shares of Class A common stock at $0.08 per share pursuant to the conversion of $10,000 of the convertible note as described in Note 5(b).

(e)	On October 12, 2015, the Company issued 666,667 shares of Class A common stock at $0.04 per share pursuant to the conversion of $20,000 of the convertible note as described in Note 5(a).

(f)	On October 12, 2015, the Company issued 744,444 shares of Class A common stock at $0.04 per share pursuant to the conversion of $13,400 of the convertible note as described in Note 5(b).

(g)	On October 15, 2015, the Company issued 681,818 shares of Class A common stock at $0.02 per share pursuant to the conversion of $15,000 of the convertible note as described in Note 5(a).

(h)	On October 15, 2015, the Company issued 350,000 shares of Class A common stock at $0.02 per share pursuant to the conversion of $5,915 of the convertible note as described in Note 5(c).

(i)	On October 20, 2015, the Company issued 883,544 shares of Class A common stock at $0.02 per share pursuant to the conversion of $13,960 of the convertible note as described in Note 5(a).

(j)	On October 20, 2015, the Company issued 903,021 shares of Class A common stock at $0.02 per share pursuant to the conversion of $8,669 of the convertible note as described in Note 5(b).

(k)	On October 22, 2015, the Company issued 700,000 shares of Class A common stock at $0.04 per share pursuant to the conversion of $7,280 of the convertible note as described in Note 5(c).

(l)	On October 22, 2015, the Company issued 947,917 shares of Class A common stock at $0.04 per share pursuant to the conversion of $9,100 of the convertible note as described in Note 5(b).

(m)	On October 28, 2015, the Company issued 825,000 shares of Class A common stock at $0.04 per share pursuant to the conversion of $8,580 of the convertible note as described in Note 5(c).

(n)	On October 28, 2015, the Company issued 904,688 shares of Class A common stock at $0.04 per share pursuant to the conversion of $8,685 of the convertible note as described in Note 5(b).

(o)	On October 30, 2015, the Company issued 387,500 shares of Class A common stock at $0.20 per share pursuant to the conversion of $3,720 of the convertible note as described in Note 5(b).

(p)	On November 16, 2015, the Company issued 1,000,000 shares of Class A common stock at $0.06 per share pursuant to the conversion of $10,400 of the convertible note as described in Note 5(d).

(q)	On November 23, 2015, the Company issued 385,000 shares of Class A common stock at $0.06 per share pursuant to the conversion of $4,004 of the convertible note as described in Note 5(d).

URBAN BARNS FOODS INC.

Notes to the Interim Consolidated Financial Statements

January 31, 2016

(Expressed in U.S. dollars)

(unaudited)

11.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, July 31,2014	101,351	–
Issued	587,322	1.40
Balance, July 31, 2015	688,673	1.40
Issued	–	–
Balance, January 31, 2016	688,673	1.40

A summary of share purchase warrants outstanding and exercisable as at January 31, 2016 is as follows:

Expiry Date	Exercise Price $	Number of warrants Outstanding and exercisable	Remaining life (years)

October 29, 2016	1.40	101,351	0.75
August 20, 2017	1.50	325,000	1.55
September 17, 2017	1.50	157,500	1.63
February 19, 2017	0.80	86,822	1.05
		688,673	1.39

12.	Stock Options

The Company has adopted a stock option plan pursuant to which options may be granted to directors, officers, employees and consultants of the Company to a maximum of 1,250,000 shares issued and outstanding at the time of the grant. The exercise price of each option is equal to the market price on the date of the grant. The options vest at the discretion of the Board of Directors.

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price $	Aggregate Intrinsic Value $

Outstanding, July 31, 2014	525,000	2.00	–
Granted	360,000	2.00
Expired	(10,000)	2.00

Outstanding, July 31, 2015	875,000	2.00	–
Forfeited	(505,000)	2.00

Outstanding, January 31, 2016	370,000	2.00	–

URBAN BARNS FOODS INC.

Notes to the Interim Consolidated Financial Statements

January 31, 2016

(Expressed in U.S. dollars)

(unaudited)

12.	Stock Options (continued)

A summary of stock options outstanding and exercisable as at January 31, 2016 is as follows:

Expiry Date	Exercise Price $	Number of warrants Outstanding and exercisable	Remaining life (years)

February 6, 2024	2.00	187,500	8.02
September 5, 2024	2.00	172,500	8.60
March 5, 2025	2.00	10,000	9.10
		370,000	8.32

13.	Commitments and Contingencies

(a)	The Company had entered into a research agreement with McGill University (“McGill”), where McGill would perform testing, research and development towards improvements and efficiency gains on the Company’s patent-pending growing machines. Under the terms of the agreement, the Company would pay $500,000, where $25,000 was due upon the signing of the agreement (paid), $75,000 is due when the Company either completes financing or four growing machines, and $100,000 annually on October 1, 2014 (paid), October 1, 2015, October 1, 2016, and October 1, 2017. This agreement was terminated on December 31, 2015.

(b)	On March 19, 2014, the Company leased a warehouse located in Québec. The term of the lease commenced on March 20, 2014, and expires on May 31, 2019. The monthly lease rate is subject to an annual increase of 2%. The minimum lease payments over the remaining term of the lease are as follows:

Year	Cdn$

2016	94,412
2017	188,520
2018	192,291
2019	195,487
668,710

(c)	On July 17, 2014, the Company entered into a lease agreement for a delivery van at a rate of Cdn$630 per month until July 17, 2019. The minimum lease payments over the remaining term of the lease are as follows:

Year	Cdn$

2016	3,780
2017	7,560
2018	7,560
2019	7,560
26,460

URBAN BARNS FOODS INC.

Notes to the Interim Consolidated Financial Statements

January 31, 2016

(Expressed in U.S. dollars)

(unaudited)

13.	Commitments and Contingencies (continued)

(d)	On December 1, 2014, the Company entered into a lease agreement for a vehicle at a rate of Cdn$952 per month until October 31, 2018. The minimum lease payments over the remaining term of the lease are as follows:

Year	Cdn$

2016	5,712
2017	11,424
2018	11,424
2019	2,856
31,416

(e)	During the year ended July 31, 2015, the Company was subject to two civil claims totaling $25,380, filed by family members of a former director and officer of the Company. The family members received a judgement in their favor. As at January 31, 2016, $25,380 remained unpaid and has been recorded in accounts payable and accrued liabilities.

14.	Subsequent Events

(a)	On February 8, 2016, the Company entered into a note purchase agreement with an investor providing for the issuance of a convertible promissory note in the principal amount of $55,000 bearing guaranteed interest of 12% and maturing on February 8, 2017. Under the terms of the note, the amount owing may be converted into shares of the Company’s Class A common stock, at any time, at a price equal to $0.002 or 60% of the lowest trading price of the Company’s Class A common stock during the 25 consecutive trading days prior to the date on which the holder elects to convert all or part of the note.

(b)	On February 8, 2016, the Company entered into a note purchase agreement with an investor providing for the issuance of a convertible promissory note in the principal amount of $40,000 bearing guaranteed interest of 12% and maturing on February 8, 2018. Under the terms of the note, the amount owing may be converted into shares of the Company’s Class A common stock, at any time, at a price equal to $0.002 or 60% of the lowest trading price of the Company’s Class A common stock during the 25 trading days prior to the date on which the holder elects to convert all or part of the note.

(c)	On February 16, 2016, the Company completed a 1 for 20 reverse split of its Class A common stock and effected a corresponding decrease in its authorized capital. As a result of the reverse split, the Company’s authorized capital decreased from 500,000,000 shares of Class A common stock to 25,000,000, and its issued and outstanding Class A common stock decreased from 499,948,520 shares to approximately 24,997,426, with each fractional share being rounded up to the nearest whole share. All share and per share amounts have been reflected on a post reverse split basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of this report, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies and objectives of management for future operation; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

Results of Operations

For the Three Months Ended January 31, 2016 and 2015

During the three months ended January 31, 2016, the Company generated revenues of $73,037 with a cost of sales of $6,121, resulting in a gross margin of $66,916. This compares favourably with revenues of $24,084, a cost of sales of $6,984 and a gross margin of $17,100 for the corresponding period in fiscal 2015. During the three months ended January 31, 2016, the Company continued to experience a consistent increase in demand for its leafy green vegetables. In addition, the Company has been able to steadily increase the production on its Generation 3 growing machines through the addition of additional growing trays. During the three months ended January 31, 2015, revenues continued to be impacted by the fact that the Company’s first growing facility had only commenced operations in June 2014.

The Company incurred operating expenses of $108,031 for the three months ended January 31, 2016, compared with $363,614 during the three months ended January 31, 2015. This decrease was due to tighter controls over spending, resulting in significantly lower general and administrative expenses and research and development costs, as offset by a slight increase in professional fees. The Company’s loss from operations for the three months ended January 31, 2016 was only $41,115, compared to $346,514 for the three months ended January 31, 2015. This reflects the increases in sales described above as well as lower operating costs.

The Company generated net income of $1,008,580 for the three months ended January 31, 2016, compared with incurring a net loss of $346,514 during the comparable period in fiscal 2015. The decrease in the net loss was primarily due to the significant gain on the change in fair value of the Company’s convertible notes, and the receipt of a non-refundable deposit from a potential investor for the ability to perform due diligence. In addition, the Company received a one-time fee when it entered into a license agreement whereby the Company granted the licensor an exclusive, worldwide license to use its technology in exchange for that fee and an ongoing royalty on any revenue received by the licensor from the sale, marketing, manufacturing or distribution of any growing machines developed using the technology.

For the Six Months Ended January 31, 2016 and 2015

During the six months ended January 31, 2016, the Company generated revenues of $109,064 with a cost of sales of $15,224, resulting in a gross margin of $93,840. This compares favourably with revenues of $41,336, a cost of sales of $12,892 and a gross margin of $28,444 for the corresponding period in 2015. During the six months ended January 31, 2016, the Company experienced a consistent increase in demand for its leafy green vegetables. In addition, the Company was able to rectify previous difficulties with water issues, together with broken cables on certain of its Generation 3 growing machines, and production continued to steadily increase as a result. During the six months ended January 31, 2015, revenues were impacted by the fact that the Company’s first growing facility had only commenced operations in June 2014.

The Company incurred operating expenses of $341,349 for the three months ended January 31, 2016, compared with $1,141,263 during the six months ended January 31, 2015. This decrease was due to tighter controls over spending, resulting in significantly lower general and administrative expenses, professional fees, and research and development costs.

The Company’s loss from operations for the six months ended January 31, 2016 was only $247,509, compared to $1,112,819 for the six months ended January 31, 2015.

The Company incurred a net loss of $624,149 for the six months ended January 31, 2016, compared with a net loss of $1,112,819 during the six months ended January 31, 2015. This decrease was achieved through an increase in sales as well as lower operating costs, the one-time license fee, and the due diligence deposit, each as described above, offset to some extent by a higher interest expense and the loss on conversion of convertible notes.

Liquidity and Capital Resources

The following table provides selected financial data about the Company for the quarter ended January 31, 2016:

	January 31, 2016 $	July 31, 2015 $

Cash	3,812	7,442
Current Assets	58,676	70,883
Total Assets	566,265	650,817
Current Liabilities	1,134,698	1,142,737
Accumulated Deficit	(6,396,626)	(5,772,477)

As of January 31, 2016, the Company had cash of $3,812, total current assets of $58,676, total current liabilities of $1,134,698 and a working capital deficit $1,076,022, compared to cash of $7,442, total current assets of $70,883, total current liabilities of $1,142,737 and a working capital deficit of $1,071,854 as of July 31, 2015.

During the six months ended January 31, 2016, the Company received net cash of $100,524 from financing activities, compared to net cash received of $815,499 from financing activities during the six months ended January 31, 2015. The decrease is primarily due to $540,500 in proceeds the Company received in the prior period from the issuance of its Class A common stock, and $94,638 in proceeds the Company received from the issuance of a note payable. During the six months ended January 31, 2016, the Company received proceeds of $100,524 from related parties, whereas it received $180,631 in proceeds from related parties during the same period in fiscal 2015.

During the six months ended January 31, 2016, the Company used net cash of $91,019 on operating activities compared to $774,093 during the six months ended January 31, 2015. The decrease in net cash used was due primarily to the fact that the Company’s net loss for the period was down compared to the prior year, and partially offset by the loss on the change in the fair value of the convertible notes.

During the six months ended January 31, 2016, the Company used net cash of $13,135 on investing activities compared to $96,368 during the period ended January 31, 2015. The decrease in cash used was due to the fact that purchases of equipment to open the Company’s first growing facility had been completed in the previous year. The Company is continuing its payments for patents on its intellectual property.

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

The Company’s general and administrative expenses for the year will consist of consulting fees, office maintenance, communication expenses (cellular, internet, fax and telephone), bank charges, courier and postage costs, office supply costs and fees related to its website. The Company plans to expand production at its Mirabel, Québec growing facility by adding additional growing machines for installation into currently available space.

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

Off-Balance Sheet Arrangements

The Company has no off balance sheet transactions that have or are reasonably likely to have a current or future effect on its financial condition, changes in its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to its stockholders.

In October 2013, the Company entered into a research agreement with McGill University (“McGill”), where McGill would perform testing, research and development towards improvements and efficiency gains on the Company’s patent-pending growing machines. Under the terms of the agreement, the Company would pay $500,000, where $25,000 was due upon the signing of the agreement, $75,000 was due when the Company either completed financing or four growing machines were added, and $100,000 annually on October 1, 2014, October 1, 2015, October 1, 2016, and October 1, 2017. As part of management’s tighter controls over spending, the decision was made to terminate this agreement on December 31, 2015.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the Canadian, dollar, and its reporting currency is the U.S. dollar. Accordingly, monetary assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date while non-monetary assets and liabilities denominated in a foreign currency are translated at historical rates. Revenue and expense items denominated in a foreign currency are translated at exchange rates prevailing when such items are recognized in the statement of operations and comprehensive loss.

Exchange gains or losses arising on translation of foreign currency items are included in the statement of operations. The Company follows the current rate method of translation with respect to the presentation of its consolidated financial statements in the reporting currency, which is the United States dollar. Accordingly, assets and liabilities are translated into United States dollars at the period-end exchange rates while revenue and expenses are translated at the prevailing exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity (deficit) as accumulated other comprehensive income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Director of Finance, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Director of Finance, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 31, 2016. Based on the evaluation of these disclosure controls and procedures the Chief Executive Officer and Director of Finance concluded that the Company’s disclosure controls and procedures were effective.

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

None, except as previously disclosed in the Company’s current reports on Form 8-K.

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

March 17, 2016	Urban Barns Foods Inc.

	By:	/s/ Robyn Jackson
	Name:	Robyn Jackson
	Title:	President, Chief Executive Officer, Secretary, Treasurer & Director

